Form 10-K
period 1995-06-03
PIEMONTE FOODS INC
filed 1995-08-29
CIK 813765

                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.
                              20549


                            FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 3, 1995  Commission File No. 0-15696


                       PIEMONTE FOODS, INC.
      (Exact name of registrant as specified in its charter)


              South Carolina                          57-0626121
              (State of other jurisdiction  of    I.R.S. Employer
               incorporation of organization)     identification

             400 Augusta Street, Greenville, South Carolina  29604
                   (Address of principal executive offices)

    Registrant's telephone number, including area code:   (803) 242-0424

         Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

         Securities registered pursuant to Section 12(g) of the Act:

                                 COMMON STOCK
                               (Title of Class)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No

     Aggregate market value of the voting stock (which consist solely of shares of Common Stock) held by non-affiliates of the registrant as of June
3, 1995, computed by reference to the closing price of the registrant's Common
Stock:  $6,517,175.

     The number of share of common stock outstanding as of July 31, 1995 was 1,448,261.

                                    PART I
Item 1.  BUSINESS

                                 INTRODUCTION

     Piemonte Foods, Inc. develops, produces and markets pizza-related foods, primarily prebaked pizza crusts and specialty meat toppings. The Company's products are targeted to three specific segments in the wholesale food market:
Pre-made and frozen pizza industry, Institutional distributors and Supermarket
delicatessens.   In addition,  Piemonte's products are currently sold through specialty fund raising programs for public and private schools in nineteen states. The Company's products are sold through its own sales force and a network of regional food brokers and sales agents.

     Piemonte Foods, Inc. is a South Carolina corporation with its principal offices located at 400 Augusta Street, Greenville, South Carolina. As used herein the terms "Company" and "Piemonte" include Piemonte Foods, Inc. and its wholly owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The Company's business is not dependent on any single customer, but two customers each accounted for more than 10% of the Company's consolidated revenues for the last fiscal year. Kroger Company divisions accounted for 17% and Winn-Dixie Stores divisions accounted for 14% of revenues.

                             BUSINESS OPERATIONS

WHOLESALE FOOD SALES

                      Pre-made and Frozen Pizza Industry

     The Company produces pre-baked pizza crusts and specialty meat toppings
for  the  pre-made  and  frozen  pizza  industry.   The  Company's  production
processes enable the prompt fulfillment of orders to customers' own pizza specifications such as thick, medium or thin crusts and large, medium, small or crumbled meat toppings. Piemonte has historically been a leader in the pre-
baked pizza crust industry serving this market.   Sales to the pre-made and
frozen pizza industry accounted for approximately 34%, 32%, and 32% of the Company's revenues during 1993, 1994 and 1995.

                          Institutional Distributors

     The Company sells pizza ingredients and related products to the hotel, restaurant and institutional market and convenience food stores through regional institutional and specialty food distributors in approximately thirty states as private label and proprietary products. Independent distributors hold their own inventories and are solely responsible for the distribution and resale of Piemonte's products.

     Sales of pizza ingredients include the Company's pre-baked pizza crust, specialty meat toppings, pizza cheeses, pizza sauces, mushrooms and related items packaged under "Piemonte" brand names.

     Sales through institutional distributors accounted for 30%, 29%, and 27% of the Company's revenues during 1993, 1994 and 1995.

                          Supermarket Delicatessens

     Competitive pressures from fast food chains advanced the rapid emergence
of  supermarket  delicatessens.   Creation  of  the  supermarket  delicatessen
particularly appeals to people who want fresh and healthful food.

     Piemonte has capitalized on this national consumer trend and markets its "Piemonte" brand name products in this section of the supermarket. Refrigerated pizza sales represent one of the fastest growing segments in the
pizza industry.   Piemonte's pizzas are prepared from the Company's products by supermarket personnel and displayed in refrigerated display cases in the deli area.

     These pizzas offer consumers a variety of choices from toppings to crust thickness which offer significant savings over pizza restaurant chains and small private pizza parlors. Buying them at the deli insures a great tasting pizza with fresh ingredients, "hot" out of the oven, one thing that delivery services often cannot guarantee.

     Supermarket sales have accounted for 27%, 30%, and 31% of the Company's revenues during 1993, 1994 and 1995.

                            Distribution Network

     The Company distributes products to its wholesale customers from its Greenville, Simpsonville and Frankfort facilities. Shipments are made to pre-made and frozen pizza manufacturers, warehouses of independent institutional distributors, who then service individual accounts, and supermarket chain divisional warehouses. Deliveries are made in refrigerated delivery trucks, which the Company either owns or leases, to customers in approximately twenty Eastern states.

FUNDRAISING PROGRAM

     Piemonte Foods supplies pizza products to schools and other organizations in nineteen states for fundraising purposes. Piemonte provides pre-packaged pizza kits which can be sold at a profit by schools or sponsored
organizations.   The kits  offer a wide  variety  of  pizza  toppings,  crusts,
sauces and real cheeses.   The ingredients are made into pizzas at home and
baked fresh or stored in packaging provided in the kit and placed in the freezer for later consumption.

     As a result of reductions in local funding for school programs in recent years, these programs have received increased attention. Contacts with the schools are made by both salaried and independent commissioned agents. These agents provide support for organization of the fundraising program, distribute appropriate materials for order taking and organize the distribution of
products to customers using refrigerated delivery trucks.   Higher consumer
awareness of pizza as a food choice combined with expected increases in at-home consumption of pizza will contribute to further growth of this market segment.

     Sales of the Company's products to various fund raising programs accounted for approximately 9%, 9%, and 10% of the Company's revenues in 1993, 1994 and 1995

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Flour, oils, meat, tomatoes, cheese, packaging materials and other related products are essential to the business of the Company. The Company has not experienced any shortages of these items essential to its operations. The Company currently has several sources of supply. Flour, meat, cheese and other products used in production or for resale are subject to price fluctuations related to the commodities market. Weather in recent months has caused crop problems in the grain-producing states. Flour supplies have not been interrupted.

     The Company has not experienced any adverse effect on its operations as a result of energy and fuel shortages. However, severe shortages of either in the future could have an adverse effect on the Company's business.

PATENTS, TRADEMARKS

     The Company currently has registered the "Piemonte" trademark. The Company has developed significant consumer loyalty to its "Piemonte" brand name and considers the ability to continue to use such name of considerable importance to the Company.

SEASONAL AND CYCLICAL NATURE OF BUSINESS; BACKLOG

     As a result of a number of factors, the pizza business, and therefore, the business of the Company, experiences a period of lower activity in the summer months. The Company's operations are geared to the expectation of this annual seasonal decline.

     Because the Company deals almost entirely in products which are sold fresh to the consumer, it does not develop order backlogs of any significant duration.

COMPETITIVE CONDITIONS

     All segments of the pizza business are extremely competitive. Primary competition in the wholesale pre-baked pizza crust business includes Virga,
TNT and a number of small regional processors. Competition for supermarket deli sales includes Crestar Foods, Gilardi's and a number of regional pizza
processors.   In  the  specialty  meat  topping  market,  competition  includes
Doskocil Sausage Co., Capitol Wholesale Meats, H & M Meats, Arco Meats and many other national and regional packers. The Company believes that it has been, and will continue to be, competitive in product quality, merchandising,
marketing,  service and price.   However,  the Company does not maintain any
sales contracts with customers that insure future purchases.

REGULATIONS

     The Company is subject to various Federal, State and local laws affecting its business, including various health, environmental, sanitation, and safety regulations. One of the Company's facilities operates under the United States
Department  of  Agriculture  (USDA)  supervision.   The  Company  believes  its
operations comply in all material respects with applicable laws and regulations.

EMPLOYEES

     The Company has 326 full and part time employees. Of these, eleven are in administrative and clerical positions, thirty six are in sales and sales administration and the remainder are in manufacturing, warehousing and delivery.

Item 2.  Properties

     The following table sets forth information concerning the Company's facilities:

                Date                                     Exp. of    Approx.
                Leased or                                Lease      Square
Location        Acquired       Description               Term       Footage

Greenville,       1974         Corporate Headquarters,    1998      67,000
S. C.                          Bakery, Distribution
                               and Maintenance

Simpsonville,     1983         Warehousing and           1998       40,000
S. C.                          Regional Distribution

Chicago, IL       1990         Office and Bakery          1999      30,000

Frankfort, IN     1988         Office, USDA Meat          Owned     55,000
                               Production and
                               Regional Distribution

Nashville, TN     1994         Decorated Cake             1995       3,000
                               Production


     The Company's manufacturing facilities were designed specifically for the operations they support. The facilities are adequate for current production and distribution needs.



Item 3.  LEGAL PROCEEDINGS

             None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a list of names and ages of all the executive officers of the registrant, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during the past five years.

    Name                   Title                                    Age

    Ronald T. Huth         Chairman & Director                      62

    Virgil L. Clark        President, CEO & Director                56

    John A. Lindsay        Senior Vice-President,                   48
                           Treasurer & Director

    T. Patrick Costello    Senior Vice-President &                  52
                           Director

    David B. Ward          Secretary                                54



     Ronald T.  Huth has served as a Director since  1984.   He was elected
Chairman of the Board in February, 1993. Mr. Huth is a practicing CPA and Senior Partner of Ronald T. Huth & Co. in Lafayette, Indiana.

     Virgil L. Clark has served as Director since 1986.  He was elected  Chief
Executive Officer in October,  1992.   Mr.  Clark is also Chairman of M & S
Chemicals, Inc. in Greenville, South Carolina.

     John A. Lindsay was elected Senior Vice-President in January, 1995. Previously he had served as Vice President of Finance and Treasurer of the company since he was employed in September, 1985.

     T. Patrick Costello was the President and sole shareholder of Origena,
Inc. since its founding in 1990.  Origena was acquired by Piemonte in October,
1993.   Mr.  Costello  previously  was  employed  with  Sara  Lee  Bakery,  most recently as Senior Vice-President and General Manager of two divisions.

     David B. Ward was elected Secretary in September, 1985. Mr. Ward is a practicing attorney with Horton, Drawdy, Ward & Johnson, P. A. in Greenville, South Carolina.

                                   PART II

Item 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The Company's common stock trades on the Nasdaq Small-Cap under the symbol PIFI. The shares have been traded since 1969. The prices shown below represent high and low bid prices exclusive of commissions and may not represent actual transactions.

                  1994          High                       Low

                  1st           7 1/2                   5
                  2nd           9 1/2                   6 3/4
                  3rd           9                       7 1/4
                  4th           8 1/2                   7 1/4

                 1995

                  1st           9 1/4                   7 3/4
                  2nd           9 1/4                   6 1/2
                  3rd           7 3/4                   6 1/4
                  4th           6 1/2                   4 1/2


     The principal market makers of the Company's shares are McDonald & Company in Cleveland, Ohio, Natwest Securities in Indianapolis, Indiana and Carr Securities in New York, New York.

            APPROXIMATE NUMBER OF EQUITY SECURITIES HOLDERS

                   Approximate Number of Record Holders
                   as of July 31, 1995

         Common Stock, No Par Value                          400

                             DIVIDEND HISTORY

     The following table sets forth information concerning cash dividends per share paid during fiscal years 1993, 1994 and 1995.

                          1993         None
                          1994         5% stock dividend (August 1993)
                          1995         5% stock dividend (August 1994)


     There were 1,448,261 shares of common stock outstanding as of July 31, 1995.

Item 6.  SELECTED FINANCIAL DATA (Note 1)



                              1995          1994          1993          1992        1991

Net Sales                  30,483,161    31,048,553    26,835,937    25,710,925  23,872,768

Income from continuing
operations                     17,136     1,046,647       858,041       513,687     290,810

Income from continuing
operations per common
share                            0.01          0.72          0.60          0.37        0.21

Total Assets               11,100,487    10,806,550    10,096,992     9,754,899   9,270,143

Long Term Liabilities       1,357,224       889,510     1,813,403     2,328,963   2,844,523

Dividends per Share               (1)           (2)

(1)  5% Stock Dividend  (August 1994)

(2)  5% Stock Dividend  (August 1993)


Note 1: In October 1993 the company acquired Origena, Inc. in a business combination accounted for as a pooling of interest. All financial data has been restated to give affect to the combination.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is evaluated by an examination of working capital and the recognition of other short-term resources available to the Company. At June
3, 1995 working capital was $2,900,667 which is approximately $400,000 higher than last year as a new long-term debt agreement extinguished short-term debt. Available cash of $885,967 remains at an acceptable level. Receivables have decreased 18% reflecting both improved collection efforts and a slight
weakness in  third  and  fourth  quarter  sales.   Inventories  have  increased
significantly due in part to increased costs in overall packaging supplies and commodity costs, but also due to the cost of branded packaging to support "Focaccia" and other branded items. Working capital remains at an acceptable level, both to management and our lender under the terms of our long-term debt  agreement  which  requires  the maintenance  of  at  least  $1,000,000 in
working capital.   In addition the Company has available lines of credit of
$2,500,000 which are unused at present.

     Current year capital expenditures of $1,169,772 include the completion of the cooling system in the Illinois plant, the start of a major plant refurbishment at the Indiana plant and normal equipment replacement in all
three locations.   For the coming year capital expenditures are budgeted at
$1,200,000 including finishing the refurbishment of the Indiana plant.

     An additional commitment was made this year to develop a baking facility in Europe on a joint venture basis. The joint venture partner is a successful frozen pizza maker in Holland who is also a current customer of the Company. The bakery will be automated similar to our Illinois facility and our partner
has committed to using  half  of  the  initial  output  from the plant.   Site
preparation is complete and construction of the plant has begun.  The plant
is expected to be in  operation  in  early  1996.   Total  project  costs are
estimated at $5,000,000.   Both parties will contribute initial capital and
loans of $1,000,000 and the balance of the project will be funded with debt.

RESULTS OF OPERATIONS


     1995 compared to 1994

     Revenues for 1995 were $30.5 million, a 1.8% decline from $31.0 million
of  1994.   Piemonte  "Focaccia"  continued to grow in importance,  indicating that the market for a shelf-stable Italian flat bread exists. Revenues in our institutional distributor were less than expected, the supermarket deli and pre-made/frozen pizza manufacturer markets showed slight growth and the fundraising segment grew 10 percent.

     Gross margin declined  to 21.1  percent in 1995 from 24.1 percent last
year.   Margins were  affected  by  significant  increases  in  both  corrugated and plastic film supplies and by higher costs and lower sales in the Company's Indiana facility. While packaging supply costs affected all manufacturers, competition in our markets made passing on those costs difficult. Recently costs have climbed for grain products used in our two bakeries, but these costs will be passed on to our customers.

     As indicated last year, spending was increased in our sales and marketing
areas.   Additional  penetration was  achieved with "Focaccia" as over 2,000
supermarkets now carry the product.   In addition our upscale pizza program
for supermarket delis has gained acceptance as retailers' focus on pizza competition has shifted from the frozen goods case to the pizzeria in the
same  shopping  center.   Our marketing  focus  produced a  third  product  line
that  is  proving  to  have  potential.   In  early  1994  we  began  decorating
birthday-type cakes for a specific customer as a test to determine if overall cost savings for the retailer could be obtained by offsite preparation. This test has proved successful for our original customer and our ability to achieve cost savings for delis is now being marketed to other supermarket chains. With more than 800 product offerings, the supermarket deli manager has a very broad focus. If we can profitably prepare some of these products offsite, we believe we can help that manager focus more on the remaining products and improve the department's efficiency and profits.

     Net income declined to $17,000 for 1995 as compared to $1,046,000 last year. The commitment to upgrade the Indiana plant should reduce its operating
costs and allow positive contributions from that facility.   Solid gains in
cake decorating, "Focaccia" and pizza crust sales which were achieved throughout 1995 will continue to be pursued through focused market strategies in fiscal 1996.

     1994 compared to 1993

     For 1994 Piemonte Foods achieved record sales of $31,048,554 and earnings
of  $1,046,647.   During  the  year we acquired Origena,  Inc.,  a pizza crust
bakery in Chicago,  from its sole owner T.  Patrick Costello.   The addition
significantly increases our baking capacity and expands our market access.
Mr. Costello has joined the Piemonte management team,  thereby expanding our
operational expertise.   The acquisition was accounted for as a pooling of
interest and financial statements for 1994 and prior years are based on the assumption that the companies were combined for those periods.

     During  1994  all  four  of  our  market  segments  showed  progress.   Our
supermarket deli business increased 29%, institutional distributors 11%, the fundraising program 20% and our sales to frozen pizza manufacturers 8%.
We introduced our first branded item during the year.   Piemonte "Focaccia"
is an Italian flat bread, packaged to be shelf-stable for an extended period of time and designed to be used as either a base for gourmet pizza or an
upscale bread product.   We also introduced our  "Hand Tossed"  pizza crust.
Designed with the flavor and texture of "pizzeria" dough, but mass produced and pre-baked for convenience,  it is packaged with its own pizza sauce and
cheese  blends  in a  portion-control  unit.   It appeals  to  both supermarket
delis  for  upgrading  their  store-made  pizza  programs  and  non-traditional
foodservice  establishments wanting  to add  pizza  to  their menu.   Sales  of
both products indicate both were successful launches.

     Our margins showed improvement as our cost of sales declined 1% to 74.9% of sales. We were successful in implementing selected price increases during the year and we kept tight control of our manufacturing costs.

     Selling, general and administrative costs increased as we added a marketing department to support our growth, expanded our customer field support staff and launched the new products mentioned above. We also added a private label expert to expand our focus in that segment. Operating income increased 14% and coupled with low interest rates helped us achieve a 22% increase in net income to $1,046,647.

     For the coming year we will focus on expanding our branded retail line, introducing our upscale products to more supermarket delis and foodservice establishments, continuing our controlled growth through our salaried staff in the fundraising segment and expanding our ability to private label products for others.

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material effect on revenues or expenses for the previous three fiscal years.  Inflation in raw  material  and  labor  costs,  however,  could  significantly  affect  the
Company's operations.   In the past,  the, Company has been able to generate
revenue sufficient to meet or exceed increases in its operating costs. To the extent that inflation were to cause increased costs that the Company could not offset by price increases or other revenue, the Company's results of operations would be adversely affected.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Index to Consolidated Financial Statements and Schedules

                                                                Page
Report of Independent Certified Public Accountants             II F-l
Financial Statements:
     Consolidated Balance Sheets                               II F-2
     Consolidated Statements of Income                         II F-4
     Consolidated Statements of Stockholders' Equity           II F-5
     Consolidated Statements of Cash Flows                     II F-6
     Notes to Consolidated Financial Statements                II F-7
Schedules:
     V - Property, Plant and Equipment                         II F-16
     VI - Accumulated Depreciation of Property, Plant          II F-17
             and Equipment

     VIII - Valuation and Qualifying Accounts                  II F-18





Schedules I, II, III, IV, VII, IX, X, XI, XII and XIII have been omitted because they are either not required or are inapplicable.

                          PIEMONTE FOODS, INC.

                                  AND

                              SUBSIDIARIES




                   Consolidated Financial Statements

 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

Independent Auditors' Report


The Board of Directors
Piemonte Foods, Inc.
Greenville, South Carolina


We have audited the accompanying consolidated balance sheets of Piemonte Foods, Inc. and Subsidiaries as of June 3, 1995 and May 28, 1994, and the related consolidated statements of income and retained earnings, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 3, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piemonte Foods, Inc. and Subsidiaries as of June 3, 1995 and May 28, 1994, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 3, 1995 in conformity with generally accepted accounting principles.



                             (Signature of Pope, Smith, Brown & King)
                             Certified Public Accountants



Greenville, South Carolina
July 15, 1995

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                     June 3, 1995 and May 28, 1994



    ASSETS

                                                                     1995             1994

    CURRENT ASSETS
      Cash                                                     $       885,967 $      1,030,983
      Accounts receivable, net of allowance
             for doubtful accounts                                   1,778,773        2,165,831
      Inventories                                                    1,909,104        1,427,895
      Prepaid expenses                                                 507,857          285,328
      Deferred marketing costs - current portion                       246,316          273,692

                      TOTAL CURRENT ASSETS                           5,328,017        5,183,729

    PROPERTY, PLANT AND EQUIPMENT, NET
      OF ACCUMULATED DEPRECIATION                                    4,784,624        4,465,701

    DEFERRED CHARGES, INTANGIBLE AND
      OTHER ASSETS
      Deferred marketing costs - long-term portion                      77,289          266,162
      Excess of cost over fair value of net assets acquired            734,439          761,346
      Other assets                                                     176,118          129,612

                       TOTAL                                           987,846        1,157,120

    TOTAL ASSETS                                               $    11,100,487 $     10,806,550


      See Accompanying Notes to Consolidated Financial Statements.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                     June 3, 1995 and May 28, 1994



    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     1995             1994

    CURRENT LIABILITIES
      Current portion of long-term debt                        $       609,131 $        445,560
      Note payable - line of credit                                          -          500,000
      Accounts payable, trade                                        1,379,088        1,136,030
      Accrued promotional allowances                                    78,069          139,575
      Accrued compensation and payroll taxes                           184,842          182,884
      Accrued incentive fund                                                 -          130,000
      Accrued property taxes                                            76,762          102,253
      Other accrued expenses                                            99,458           66,606
      Income taxes payable                                                   -           26,430

                      TOTAL CURRENT LIABILITIES                      2,427,350        2,729,338

    LONG-TERM DEBT                                                   1,357,224          889,510

    DEFERRED INCOME TAXES                                              420,728          389,728

    STOCKHOLDERS' EQUITY
      Common stock, no par value, authorized 5,000,000
           shares; issued and outstanding 1,448,261 and
           1,426,945 shares in 1995 and 1994, respectively              14,481           14,269
      Capital in excess of stated value of common stock              2,044,938        1,965,075
      Retained earnings                                              4,835,766        4,818,630

                      TOTAL STOCKHOLDERS' EQUITY                     6,895,185        6,797,974

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                     $    11,100,487 $     10,806,550

      See Accompanying Notes to Consolidated Financial Statements.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993



                                               Common Stock           Capital in                             Treasury Stock
                                        Number of                      Excess of       Retained        Number of
                                         Shares         Amount       Stated Value      Earnings         Shares         Amount
  Balance, May 30, 1992, as
    previously reported                  1,367,551    $    13,675  $    1,409,410  $    3,732,994          10,000   $     23,751

  Dividends: stock, 5%, August, 1994        67,906            679         568,372        (569,052)

  Balance, May 30, 1992, as
    restated                             1,435,457         14,354       1,977,782       3,163,942          10,000         23,751

  Net income                                                                              858,041

  Balance May 29, 1993                   1,435,457    $    14,354       1,977,782  $    4,021,983          10,000   $     23,751

  Common stock issued                        1,488             15          10,944

  Net income                                                                            1,046,647

  Cash dividends paid by
     subsidiary prior to
     date of acquisition                                                                 (250,000)

  Cancellation of treasury stock           (10,000)          (100)        (23,651)                        (10,000)       (23,751)

  Balance, May 28, 1994                  1,426,945    $    14,269       1,965,075  $    4,818,630               -   $          -

  Common stock issued                       21,316            212          79,863

  Net income                                                                               17,136

  Balance, June 3, 1995                  1,448,261    $    14,481  $    2,044,938  $    4,835,766               -   $          -



      See Accompanying Notes to Consolidated Financial Statements.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
                   Consolidated Statements of Income
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993



                                                                          1995             1994             1993
                                                                       (53 weeks)       (52 weeks)       (52 weeks)

    NET SALES                                                       $    30,483,161   $   31,048,554   $   26,835,937

    OPERATING EXPENSES
      Cost of sales                                                      24,047,369       23,560,435       20,542,399
      Selling, general and administrative expenses                        6,208,250        5,881,177        4,882,278

                      Total                                              30,255,619       29,441,612       25,424,677

    OPERATING INCOME                                                        227,542        1,606,942        1,411,260

    OTHER EXPENSE (INCOME)
      Interest expense                                                      153,190          125,651          165,113
      Loss on disposal of assets                                             98,988
      Interest income                                                       (39,421)         (33,910)         (29,268)
      Other expense (income)                                                (49,351)         (44,541)         (43,626)

                      Net other expense                                     163,406           47,200           92,219

    INCOME BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                                   64,136        1,559,742        1,319,041

    PROVISION FOR INCOME TAXES                                               47,000          571,000          461,000

    INCOME  BEFORE CUMULATIVE EFFECT
       OF CHANGE IN ACCOUNTING PRINCIPLE                                     17,136          988,742          858,041

    CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                                        -           57,905                -

    NET INCOME                                                      $        17,136   $    1,046,647   $      858,041


    Earnings per common  and common equivalent shares:

      Before cumulative effect of change in accounting principle    $          0.01   $         0.65   $         0.57
      Cumulative effect of change in accounting principle                         -             0.04                -
                                                                    $          0.01   $         0.69   $         0.57



      See Accompanying Notes to Consolidated Financial Statements.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993


                                                                  1995            1994            1993
                                                               (53 weeks)      (52 weeks)      (52 weeks)
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                     $       17,136   $   1,046,647   $     858,041
      Adjustments to reconcile net income to net cash
        provided by operating activities:

        Depreciation and amortization                              688,668         628,985         673,174
        Net loss on disposal of fixed assets                        98,988               -               -
        Provision for deferred income taxes                         31,000          63,174          21,000
        (Increase) decrease in accounts receivable                 387,058        (229,116)       (275,125)
        (Increase) decrease in inventories                        (481,209)        148,422        (220,092)
        (Increase) decrease in prepaid expenses                   (222,529)       (156,219)         57,990
        (Increase) decrease in deferred marketing costs            216,249        (366,340)       (165,984)
        (Increase) decrease in other assets                          3,494          (9,275)         10,299
        Increase (decrease) in accounts payable                    243,058         231,975         176,279
        Increase (decrease) in accrued expenses                   (182,185)        104,204         (75,929)
        Increase (decrease) in income taxes payable                (26,430)         (3,508)       (121,738)

                  Total adjustments                                756,162         412,302          79,874

      NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                       773,298       1,458,949         937,915

    CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in joint venture                                  (50,000)              -               -
      Cash proceeds from the sale of property                       90,100               -               -
      Purchase of property, plant and equipment                 (1,169,772)       (820,042)       (464,041)

      NET CASH USED IN INVESTING ACTIVITIES                     (1,129,672)       (820,042)       (464,041)

    CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowing (repayment) under line of credit              (500,000)        500,000               -
      Principal payments on long-term debt                        (513,715)       (993,893)       (515,560)
      Proceeds from issuance of long-term debt                   1,145,000               -               -
      Proceeds from issuance of common stock                        80,073          10,959               -
      Dividends paid by subsidiary prior to acquisition                  -        (250,000)              -

      NET CASH  PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                                 211,358        (732,934)       (515,560)


    NET DECREASE  IN CASH                                         (145,016)        (94,027)        (41,686)

    CASH, BEGINNING OF YEAR                                      1,030,983       1,125,010       1,166,696

    CASH, END OF YEAR                                       $      885,967   $   1,030,983   $   1,125,010

    Supplemental information:
      Cash paid for income taxes                                   301,932         530,157         561,738
      Cash paid for interest                                       153,190         125,651         165,113

      See Accompanying Notes to Consolidated Financial Statements.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Piemonte Foods, Inc. (the "Company"), and its subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc., both of which are wholly owned. All significant intercompany accounts and balances have been eliminated.

Cash

The  Company  maintains  cash  balances  at  several  banks.   Accounts
at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Amounts in excess of insured limits were $513,000 and $995,000 at June 3, 1995 and May 28, 1994, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Income is charged and an allowance is credited with a provision for doubtful accounts based on bad debt experience and the status of delinquent accounts at year end. Accounts deemed uncollectible are
charged against  this  allowance.    Accounts  receivable  are  reported
in the balance sheets net of such accumulated allowance.    The
allowances  were $160,000 and $129,000 at June 3, 1995 and May 28, 1994, respectively. The provisions for doubtful accounts were $66,000, $54,000 and $134,000 for 1995, 1994, and 1993, respectively.

The Company is engaged in the manufacture and distribution of Italian style food products. The Company's primary sales area is the eastern half of the United States. Credit is granted to its customers which include grocery chains, wholesale food distributors and frozen pizza manufacturers.

Substantially all accounts receivable are pledged as collateral for the line of credit and long-term debt (See notes 5 and 6).

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories are composed of the following:

                                               June 3,            May 28,
                                                 1995              1994

Raw materials                         $         776,130     $     478,220
Finished goods                                1,132,974           949,675

                                      $       1,909,104     $   1,427,895

 Substantially all inventory is pledged as collateral for the line of credit and long-term debt (See notes 5 and 6).

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Continued)
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferrred Marketing Costs

During 1993 and 1994 the Company entered five new marketing areas. Entry costs, totaling approximately $745,000, have been capitalized and are being amortized using unit costs based on expected unit sales. During 1994, approximately $206,000 was
expensed.    At  June 3, 1995, approximately $324,000 of deferred
marketing costs were reported as assets. These assets are expected to be fully amortized over the next two years.

Property, Plant and Equipment

Property,  plant  and  equipment  are  stated  at  cost.    Maintenance
and repairs are charged to expense as incurred.    When  property,
plant and equipment are retired or sold, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss, if any, is included in income.
Depreciation of property, plant and equipment is computed using the straight-line method and estimated useful lives of the property for financial reporting purposes and accelerated cost recovery methods and periods for income tax purposes.

Substantially all property, plant and equipment in Indiana and Illinois is pledged as collateral for the line of credit and long-term debt (See notes 5 and 6).

Excess of Cost over Fair Value of Net Assets Acquired

Excess of cost over fair value of net assets acquired arises from the acquisition in 1984 of Piemonte Foods of Indiana, Inc. The amount, $1,023,654, is being amortized over 40 years at the rate of $25,591 per year. Accumulated amortization at June 3, 1995 and May 28, 1994 was $288,000 and $262,000, respectively.

Income Taxes

Effective May 30, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" and reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statement of earnings.

Net Income Per Share

Net income per share is based upon the weighted average number of common and common equivalent shares outstanding during the respective periods. See Note 9 regarding stock options outstanding which constitute the Company's common equivalent shares. The common equivalent shares have had no material dilutive effect.

Stock Dividends

On  August  16,  1993  and  on  August  15,  1994,  the  Board of
Directors declared a five percent (5%) stock dividend. All relevant data has been adjusted to give retroactive effect to these stock dividends.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Continued)
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 2 - ACQUISITION

On  October  2,  1993,  the  Company  acquired  Origena,  Inc.
(Chicago, Illinois), in a business combination accounted for as a pooling of interests. Origena, Inc. which operates a pizza crust manufacturing facility, became a wholly owned subsidiary of the Company through the exchange of 100,000 shares of the Company's common stock for all of the outstanding stock of Origena, Inc. In addition, prior to the combination, Origena, Inc. paid a $250,000 cash dividend to its sole shareholder. The accompanying financial statements are based on the assumption that the companies were combined for all of fiscal 1994, and the financial statements for fiscal 1993 have been restated to give effect to the combination.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                                                                Estimated
                                                                                                   Useful
                                                                 1995             1994        Lives - Years

         Land                                               $      25,000    $      93,268
         Buildings                                              1,825,566        2,104,312       4-30
         Equipment                                              7,156,567        6,547,071       2-12
         Vehicles                                                 242,991          254,134        2-6
         Furniture and fixtures                                   316,504          304,159       2-10
         Leaseholds                                               554,091          533,510       3-10

         Total                                                 10,120,719        9,836,454
         Less Accumulated Depreciation and
         Amortization                                           5,336,095        5,370,753

         Net Property, Plant and Equipment                    $ 4,784,624      $ 4,465,701

Depreciation and amortization of property, plant and equipment was $663,000, $584,000 and $626,000 in 1995, 1994 and 1993, respectively.

Repairs and maintenance were $354,000, $354,000, and $320,000 in 1995,
1994 and 1993, respectively.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Continued)
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 4 - OPERATING LEASES

The  Company  leases  its  two  bakery  manufacturing  plants, distribution center and automotive fleet under arrangements  accounted
for  as  operating  leases.   Such  leases expire at various times over
the next four fiscal years. The approximate minimum annual commitments under these leases are as follows:

           Fiscal Year                        Amount
               1995                       $  217,000
               1996                          151,000
               1997                          109,000
               1998                          104,000

The Company leases certain transportation equipment (principally over-the-road tractors and trailers) under cancelable leases for an approximate base rent of $40,000 per month plus a charge for mileage and fuel.

Rent expense for operating leases totaled $793,000, $750,000 and $808,000 in 1995, 1994 and 1993, respectively.

NOTE 5 - NOTE PAYABLE - LINE OF CREDIT

Annually renewable lines of credit have been extended to the Company in the amounts of $1,000,000 and $1,500,000. The $1,000,000 line is collateralized by fixed assets acquired with the proceeds from the line use and by all accounts receivable and inventories and is guaranteed by the Company and its subsidiaries. The $1,500,000 line of credit is collateralized by all accounts receivable and inventory and is guaranteed by the Company and its subsidiaries. The interest rate charged is at the borrower's option of the bank's prime rate or the 30, 60 or 90 LIBOR base rate plus 150 basis points. The lines expire September 30, 1995. They were not in use at June 3, 1995.

The lines of credit and bank loans are cross collateralized and cross defaulted.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Continued)
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 6 - LONG-TERM DEBT AND DEBT COVENANT RESTRICTIONS

Long-term debt consists of:



                                                                                           1995             1994



 Bank loans collateralized by all property in Indiana, plant and equipment in Indiana and Illinois, all accounts receivable and all inventories; due in monthly installments indicated below plus interest at either the prime rate or the 30, 60 or 90 day LIBOR base rate plus 150 basis points


      $23,800 monthly, through April, 1996                                      $       262,600  $      548,200

      $13,330 monthly, through April, 1999                                              627,270         786,870

      $13,630 monthly, through November, 2001                                         1,076,485               -


                                                                                      1,966,355        1,335,070

      Less current portion                                                              609,131          445,560

              LONG-TERM DEBT                                                      $   1,357,224    $     889,510

The debt agreements contain restrictive covenants which, among other things, require that the Company maintain a minimum level of working capital, meet certain minimum financial ratios and limit its additional outside borrowings to $1,000,000 annually.

The lines of credit and bank loans are cross collateralized and cross defaulted.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Continued)
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 6 - LONG-TERM DEBT (Continued)

Long-term debt maturities are as follows:

                             Fiscal Year        Amount
                                1996          $ 609,131
                                1997            323,520
                                1998            323,520
                                1999            310,590
                                2000            163,560
                             Thereafter         236,034
NOTE 7 - INCOME TAXES

As  discussed  in  Note  1, the Company adopted SFAS 109 as of the
beginning of the fiscal year ended  May 28, 1994.    The  cumulative
effect of this change in accounting for income taxes, which resulted in a $57,905 reduction of the deferred income tax liability at May 30, 1993, has been reflected in the consolidated statement of earnings for the fiscal year ended May 28, 1994.

The provision for income taxes consists of:



                                                                  1995            1994            1993
Current
    Federal                                               $      49,000    $     441,000    $    373,000
    State                                                        19,000           84,000          67,000

         Total Current Provision                                 68,000          525,000         440,000

Deferred
    Federal                                                     (26,000)          39,000          18,000
    State                                                         5,000            7,000           3,000

          Total Deferred Provision                              (21,000)          46,000          21,000

Provision for income taxes                                $      47,000    $     571,000    $    461,000

Components of the deferred portion of the income tax provision which resulted from timing differences in the recognition of expense for income tax and financial accounting purposes are as follows:



                                                                  1995             1994            1993
1986 Tax Reform Act changes
    Bad debt                                                $   (12,400)     $     10,000        $      -
    Inventory capitalization                                     10,000             4,000          (1,000)
Depreciation for income tax return
    in excess of book depreciation                               31,000            27,000          20,000
Accruals                                                         (7,000)                -           2,000
State income taxes                                                    -             5,000               -
AMT credit carry forward                                        (42,600)                -               -

                                                           $    (21,000)    $      46,000        $ 21,000

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Continued)
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 7 - INCOME TAXES (Continued)

The income tax provision differs from the amount computed by applying the statutory rate as follows:



                                                                 1995            1994             1993
Tax expense computed at statutory
    federal income tax rate - 34%                           $    22,000       $  530,000       $  399,000
    Increases (reductions) in taxes
    resulting from:
         Benefit of graduated tax rates                         (11,000)         (45,000)         (19,000)
             Amortization of the excess of cost
                 over fair value of net assets
                 acquired and meals and entertainment
                 not deductible for tax purposes                25,000           16,000           16,000
             State income taxes, net of
                 federal benefit                                11,000          135,000           65,000
             Other items:
             Pre-acquisition income of
                 Origena, Inc. (S Corp.)                             -          (45,000)               -
             Cumulative effect of change in
                 accounting principle                                -           (20,000)               -

                                                            $    47,000    $     571,000     $    461,000


NOTE 8 - EMPLOYEES' SAVINGS PLAN (401K)

In  November,  1990,  the  Company adopted a 401K savings plan.
Full-time employees with at least one year of service may elect to contribute up to 6% of annual compensation to the plan. In addition, the Company contributes 50% of such employee contributions. Company contributions totaled approximately $54,000, $53,000 and $37,000 in 1995, 1994 and 1993, respectively.

NOTE 9 - STOCK OPTIONS OUTSTANDING

In April 1994, the Board of Directors adopted the 1994 Stock Plan that provides 450,000 shares of common stock for options for key employees. In addition the plan incorporates options outstanding under a previous plan. The plan was ratified by stockholders at the 1994 Annual meeting.

Concurrent  with adoption, options covering 150,000 shares were granted
and became exercisable at 25% per year beginning  in  1994.    Under
provisions of the Plan, options representing 6,300 shares were granted to non-employee Directors in October, 1994.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Continued)
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 9 - STOCK OPTIONS OUTSTANDING (Continued)

At June 3, 1995, options granted and outstanding are as follows:



           Options           Date      Exercise Price          Options       Expiration
           Granted        Granted        Per Share           Exercised         Date
             16,537       Nov., 1990            $1.81             None       Jan., 1996
             90,405       Dec., 1991             2.04           11,025       Dec., 1996
             40,793       Jan., 1993             2.49             None       Oct., 1997
             17,850       Nov., 1993             8.33             None       Nov., 1998
            157,500       Apr., 1994             6.90             None       Apr., 2004
              6,300       Oct., 1994             6.75             None       Oct., 2004

NOTE 10 - RECLASSIFICATION

Certain accounts have been reclassifed in prior years to conform to the accounting presentation for the year ended June 3, 1995.

NOTE 11 - COMMITMENTS

During  the  year,  the  Company  entered into an agreement with another
company to develop a joint venture in Europe.   The agreement includes a
provision for each participant to invest $1,000,000 in equity and for
loans to  the  joint  venture.    The  joint venture intends to borrow
an additional $3,000,000. Each party will be jointly and severally liable for the joint venture debt.

The Company in its financial plan has committed up to $900,000 to retrofit the Indiana plant to meet applicable USDA and other governmental requirements.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Continued)
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 12 - UNAUDITED QUARTERLY FINANCIAL DATA, ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      1st Quarter                2nd Quarter
                                                     1995       1994          1995         1994
 Net Sales                                 $        6,569       6,595        8,533        7,791

 Gross Profit
                                           $        1,386       1,411        1,908        1,749
 Net Income (Loss) before

      Cumulative Effect of Change
      in Accounting Principle
                                           $          (27)        123          136          138

 Cumulative Effect of Change in
      Accounting Principle                 $            -          58            -            -

 Net Income (Loss)                         $          (27)        181          136          138

 Per Share Net Income (Loss)


      Before change                        $        (0.02)       0.09         0.09         0.09
      After change                                  (0.02)       0.12         0.09         0.09
                                           $

 Bid Price Common Stock


      High                                 $        9 1/4       7 1/2        9 1/4        9 1/2
      Low                                  $        7 3/4           5        6 1/2        6 3/4


                                                     3rd Quarter                4th Quarter
                                                   1995         1994         1995        1994

 Net Sales                                 $         7,329       8,140        8,052       8,522

 Gross Profit                              $         1,546       1,952        1,596       2,376

 Net Income (Loss)                         $           35         231         (127)        497


 Per Share Net Income (Loss)               $         0.02        0.15        (0.08)       0.32

 Bid Price Common Stock
      High                                 $        7 3/4           9        6 1/2       8 1/2
      Low                                  $        6 1/4       7 1/4        4 1/2       7 1/4

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
               Schedule V - Property, Plant and Equipment
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993




                                    Balance
                                      at
                                  beginning                                            Balance at
                                      of       Additions                   Other          end
 Classifications                   period       at cost   Retirements    Changes       of period

               1995

 Building & Improvements      $   2,104,312      120,940      399,686                   1,825,566
 Machinery & Equipment            6,547,071    1,025,904      547,938                   7,025,037

 Vehicles                           254,134        7,903       19,046                     242,991


 Furniture & Fixtures               304,159       12,345                                  316,504

 Leasehold Improvements             533,510        2,680                                  536,190


                                  9,743,186    1,169,772      966,670                   9,946,288


 Land                                93,268                    68,268                      25,000

 Construction in Progress                        149,431                                  149,431


                              $   9,836,454    1,319,203    1,034,938                  10,120,719

               1994

 Building & Improvements      $   1,799,037      305,275                                2,104,312


 Machinery & Equipment            6,020,689      526,382                                6,547,071

 Vehicles                           232,493       21,641                                  254,134

 Furniture & Fixtures               297,060        7,099                                  304,159


 Leasehold Improvements             522,698       10,812                                  533,510

                                  8,871,977      871,209                                9,743,186

 Land                                93,268                                                93,268

 Construction in Progress            43,768      (43,768)


                              $   9,009,013      827,440                                9,836,454


               1993

 Building & Improvements      $   1,964,610       83,980      249,553                   1,799,037


 Machinery & Equipment            5,735,175      309,930       24,416                   6,020,689

 Vehicles                           220,231       12,262                                  232,493


 Furniture & Fixtures               241,742       55,318                                  297,060

 Leasehold Improvements             520,146       46,320                                  566,466


                                  8,681,904      507,810      273,969                   8,915,745


 Land                                93,268                                                93,268

                              $   8,775,172      507,810      273,969                   9,009,013


                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
 Schedule VI - Accumulated Depreciation of Property, Plant & Equipment For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993





                                    Balance
                                      at                                                Balance at
                                  beginning of  Additions                    Other          end
 Classifications                    period       at cost     Retirements    Changes      of period





               1995

 Building & Improvements      $      581,233       72,184      273,464                      379,953

 Machinery & Equipment             3,978,389      545,476      433,521                    4,090,344


 Vehicles                            210,978       11,247       10,114                      212,111

 Furniture & Fixtures                190,889       31,474                                   222,363


 Leasehold Improvements              409,264       22,060                                   431,324


                              $     5,370,753     682,441      717,099                    5,336,095


               1994


 Building & Improvements      $      481,076      100,157                                   581,233

 Machinery & Equipment             3,530,498      447,891                                 3,978,389


 Vehicles                            199,137       11,841                                   210,978

 Furniture & Fixtures                161,308       29,581                                   190,889


 Leasehold Improvements              387,941       21,323                                   409,264


                              $      4,759,960     610,793                                 5,370,753


               1993

 Building & Improvements      $      614,282       79,022      212,228                      481,076


 Machinery & Equipment             3,042,072      509,065       20,639                    3,530,498


 Vehicles                            189,109       10,028                                   199,137

 Furniture & Fixtures                130,585       30,723                                   161,308


 Leasehold Improvements              366,529       21,412                                   387,941

                              $      4,342,577     650,250      232,867                    4,759,960


                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
            Schedule VIII - Valuation and Qualifying Accounts
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993






                                  Balance at    Chargedto   Charged to                Balance at
                                  beginning of   cost and      other                       end
 Description                        period       expenses     accounts   Deductions    of period


               1995
 Allowance for doubtful
   accounts                     $   127,000       67,000                    34,000         160,000


               1994

 Allowance for doubtful
   accounts                    $    155,000       48,000                    76,000         127,000




               1993

 Allowance for doubtful
   accounts                   $     108,000      134,000                    87,000         155,000


Item 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE


             None

                                  PART III


A definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A of the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended June 3, 1995, is incorporated herein by reference.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Such information as required by the Securities and Exchange Commission in Regulation S-K is contained in the Company's definitive Proxy Statement in connection with its Annual Meeting to be held October 27, 1995.

Item 11.  EXECUTIVE COMPENSATION

     The information with respect to executive compensation and transactions is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange
Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                   PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON 8-K

(a)(1)    Financial Statements                                    Page No.


          Included in Part II of this report:
          Report of Independent Certified Public Accountants        II F-l
          Consolidated Balance Sheets                               II F-2
          Consolidated Statements of Income                         II F-4
          Consolidated Statements of Stockholders' Equity           II F-5
          Consolidated Statements of Cash Flows                     II F-6
          Notes to Consolidated Financial Statements                II F-7
(a)(2)    Financial Statement Schedules
          Included in Part II of this report:
          V. Property, Plant and Equipment                          II F-16
          VI. Accumulated Depreciation of Property, Plant
          and equipment                                             II F-17

          VIII. Valuation and Qualifying Accounts                   II F-18

          Schedules I, II, III, IV, VII, IX, X, XI, XII, XIII have been omitted because they are either not required or are inapplicable.

(a)(3)    Exhibits

          The Exhibits listed on the accompanying index to Exhibits are filed as a part of this report.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 3, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PIEMONTE FOODS, INC.
                                                  (Registrant)

                                                  By  s/Virgil L. Clark
                                                    Virgil L. Clark, CEO

                                                  Date      August 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                s/Virgil L. Clark                      August 28, 1995
         Virgil L. Clark, President, CEO            Date
                   and Director

                s/John A. Lindsay                      August 28, 1995
         John A. Lindsay, Sr. Vice Pres.            Date
                 CFO and Director

              s/T. Patrick Costello                    August 28, 1995
          T. Patrick Costello, Sr. Vice             Date
              President and Director

               s/Grant L. Douglass                     August 28, 1995
           Grant L. Douglass, Director              Date

               s/Paul S. Goldsmith                     August 28. 1995
           Paul S. Goldsmith, Director              Date

                 s/Ronald T. Huth                      August 28, 1995
           Ronald T. Huth, Chairman and             Date
                     Director

               s/William P. Mahoney                    August 28, 1995
           William P. Mahoney, Director             Date

                 s/Glenn R. Oxner                      August 28, 1995
             Glenn R. Oxner, Director               Date

               s/Richard J. Stoner                     August 28, 1995
           Richard J. Stoner, Director              Date

                              INDEX TO EXHIBITS

Exhibit No.          Descriptions

3 (a) Articles of incorporation of Piemonte, as amended, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 30, 1987, is hereby incorporated by reference.

   (b) By-Laws of Piemonte, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 30, 1987, is hereby incorporated by reference.

4 The Company agrees to furnish to the Securities and Exchange Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries. No such instrument authorizes a total amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10 (c) The Lease Agreement dated October 28, 1983, between Bakery Realty of Greenville, Inc. and the Company, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 30, 1987, is hereby incorporated by reference.

   (e) The Lease Agreement dated March 1, 1983, between Garrett & Garrett Warehouses and Garrett & Garrett, S. C. Partnerships and the Company, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 30, 1987, is hereby incorporated by reference.

   (g) The Incentive Stock Option Plan, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 30, 1987, is hereby incorporated by reference.

   (1) The Loan and Security Agreement dated April 27, 1989, between First Union National Bank of South Carolina and the Company, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended June 3, 1989 is hereby incorporated by reference.

    (n) The Employment Agreement dated as of April 15, 1993 between the Company and John A. Lindsay, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 29, 1993, is hereby incorporated by reference.

    (o)               The Lease Extension and Option Agreement dated July
                      1, 1993 between Garrett & Garrett Warehouses and Garrett & Garrett and the Company, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended
                      May 29, 1993, is hereby incorporated by reference.


    (p) The Lease Agreement dated as of November 16, 1993, between Institutional Wholesale Co., Inc. and the Company, is hereby incorporated by reference.

    (q) The Employment Agreement dated as of April 22, 1994, between the Company and Virgil L. Clark, is hereby incorporated by reference.

22                    Subsidiaries of the registrant.