Form 10-Q
period 1995-09-02
PIEMONTE FOODS INC
filed 1995-10-17
CIK 813765

                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.
                                20549


                              FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 2, 1995 Commission File No. 0-15696


                        PIEMONTE FOODS, INC.
       (Exact name of registrant as specified in its charter)


   South Carolina                       57-0626121
(State of other jurisdiction of        I.R.S. Employer
 incorporation of organization)         Identification


                 400 Auqusta Street, Greenville, South Carolina  29604
                    (Address of principal executive offices)


         Registrant's telephone number, including area code: (803) 242-0424


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X      No
                                ---        ---

The number of shares of common stock outstanding as of September 30, 1995 was 1,450,878.

                          PIEMONTE FOODS, INC.
                           INDEX TO FORM 10-Q



Part I. Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets  -  September 2, 1995 and August
            27, 1994

            Consolidated Statements of Income for the first quarters ended September 2, 1995 and August 27, 1994 and the three months then ended.

            Consolidated Statements of Cash Flows for the first quarters ended September 2, 1995 and August 27, 1994 and the three months then ended.

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K

                                  PIEMONTE FOODS, INC.

                               CONSOLIDATED BALANCE SHEETS


ASSETS                                                     Sept 2,1995    Aug 27,1994
CURRENT ASSETS
     Cash                                                      688,855        560,416
     Accounts receivable, net                                1,939,664      1,931,676
     Inventories                                             1,785,796      1,720,929
     Prepaid expenses                                          763,845        498,696
     Deferred marketing costs                                  246,317        260,087
         TOTAL CURRENT ASSETS                                5,424,477      4,971,804

PROPERTY, PLANT AND EQUIPMENT, NET                           4,811,853      4,831,754

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
     Deferred marketing costs-noncurrent portion                56,457        260,087
     Excess of cost over fair value of net assets
       acquired                                                726,939        753,846
     Investment in joint venture                                50,000              0
     Loan to joint venture                                     308,532              0
     Other assets                                              130,603        114,323
                                                             1,272,531      1,128,256

TOTAL ASSETS                                                11,508,861     10,931,814



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                            609,131        445,560
  Short term borrowings                                        500,000        500,000
  Accounts payable, trade                                    1,672,146      1,577,472
  Accrued promotional allowances                               106,640         63,897
  Accrued compensation and payroll taxes                       159,158        123,322
  Accrued property taxes                                        90,601        119,949
  Other accrued expenses                                        61,716        149,871
  Income taxes payable                                               0              0
      TOTAL  CURRENT LIABILITIES                             3,199,392      2,980,071

LONG-TERM DEBT                                               1,204,941        778,120

DEFERRED INCOME TAXES                                          420,728        389,728

STOCKHOLDERS' EQUITY
  Common stock                                                  14,507         14,289
  Capital in excess of stated value                          2,056,571      1,978,413
  Retained earnings                                          4,612,722      4,791,193
        TOTAL STOCKHOLDERS' EQUITY                           6,683,800      6,783,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  11,508,861     10,931,814

See accompanying Notes to Financial Statements

                                  PIEMONTE FOODS, INC.

                                CONSOLIDATED STATEMENTS OF INCOME

For the three months ending September 2,1995 and August 27,1994


                                                 Three Months      Three Months
                                                     1995             1994
NET SALES                                         6,641,955         6,568,770

Operating Expenses
  Cost of goods sold                              5,681,005         5,182,574
  Selling, general and administrative             1,301,710         1,425,072
                                                  6,982,715         6,607,646

OPERATING INCOME                                   -340,760           -38,876

Other Expenses
  Interest expense                                   39,210            33,279
  Other expense (income)                             -1,550           -17,238
  Sale of Assets                                      3,757
  Interest income                                   -11,125            -9,480
                                                     30,292             6,561

Income Before Income Taxes                         -371,052           -45,437

Provision for Income Taxes                         -148,000           -18,000

Net Income                                         -223,052           -27,437


Average Number of Shares Outstanding              1,525,160         1,546,470


Net Income Per Share                                  -0.15             -0.02


See accompanying Notes to Financial Statements

                             PIEMONTE FOODS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ending September 2,1995 and August 27,1994.


                                                       Three Months   Three Months
                                                            1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              -223,052      -27,436
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and amortization                        183,390      186,159
      Decrease (increase) in
        Receivables                                       -160,891      234,155
        Inventory                                          123,308     -293,034
        Prepaid expenses                                  -255,988     -205,838
        Other assets                                        54,996       15,289
      Increase (decrease) in
        Accounts payable                                   293,066      441,442
        Accrued liabilities                                -21,016     -164,280
        Income tax payable                                       0      -26,430
        Deferred income taxes                                    0            0
Net cash provided by operating activities                   -6,187      160,027

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment              -203,119     -519,356
  Loan to joint venture                                   -308,532            0
  Purchase of marketing services                           -38,650       -13206
Net cash used in investing activities                     -550,301     -532,562

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    11,659       13,358
  Advances (repayments) of credit line                     500,000            0
  Repayment of long-term debt                             -152,283     -111,390
Net cash used in financing activities                      359,376      -98,032

Net increase (decrease) in cash                           -197,112     -470,567

Cash, beginning of period                                  885,967    1,030,983

Cash, end of period                                        688,855      560,416


See accompanying Notes to Financial Statements

                       PIEMONTE FOODS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                September 2, 1995



1.  Principles of Consolidation

    The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of September 2, 1995 and the related statements of income and cash flows for the three month period then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

    The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the First Quarter was $2.2 million. Receivables and inventories are at the same levels as last year, with prepaid expenses slightly higher due to income tax benefits from the quarter's operations. Cash remains at an acceptable level.

During the quarter $200,000 was spent on capital improvements and $300,000 was advanced to the joint venture in Holland. Both were funded through short-term debt with the intention of replacing the borrowings with longer-term debt in the future. The company is in compliance with all restrictive covenants imposed by its lender.

Concerning the joint venture bakery in Holland, all site work is done, foundations poured and framework erected. The plant is expected to be in operation in early 1996.

RESULTS OF OPERATIONS

Quarter Ended September 2, 1995 Compared to
   Quarter Ended Auqust 27, 1994

Revenues for the First Quarter were $6.6 million, comparable to last year. Cost of goods sold increased from 78.9% of sales last year to 85.5% this year. The increase in costs is attributable to both commodity costs and
product mix.   Commodity cost increases this year over last year amounted to $180,000 for the quarter. Flour costs this summer have increased 29% and are anticipated to remain high until June, 1996. In addition packaging costs, specifically cardboard packaging, have increased 50 - 60% in the last two years. Due to competitive pressures, these cost increases were absorbed. After months of absorbing these costs, a general price increase was implemented in September, 1995 to offset most of the cost increases.
It is also anticipated that cardboard costs may begin to decline in early
1996.

The mix of products sold during the quarter also affected cost of goods. Last year the company was packing a product for a national customer that carried high gross margins. That product is no longer packed, the volume has been replaced, but with products producing $275,000 less margin.

In an ongoing effort to reduce costs, selling, general and administrative expenses were reduced by $125,000.

The overall effect of margin decreases, offset by some cost decreases, is a loss for the quarter of $223,000 compared to a loss last year of $27,000.

Part II.    Other Information


            Item 6.     Exhibits and Reports on Form 8-K

                        a)  Exhibits
                            None

                        b)  Reports on Form 8-K
                            No reports on Form 8-K were filed by the Company during the quarter ended September 2, 1995.


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              PIEMONTE FOODS, INC.
Date October 16, 1995
                                         By   s/John A. Lindsay
                                              John A. Lindsay
                                              Treasurer and Principal Financial
                                              Officer