Form 10-Q
period 1995-12-02
PIEMONTE FOODS INC
filed 1996-01-16
CIK 813765

                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.
                                 20549


                               FORM 1O-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended  December 2, 1995 Commission File No. 0-15696


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

                             Yes X      No


The  number  of  shares  of  common  stock  outstanding as  of  December
31,  1995   was 1,449,803.

                          PIEMONTE FOODS, INC.
                           INDEX TO FORM 10-Q



Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets - December 2, 1995 and November 26,
            1994.

            Consolidated Statements of Income for the second quarters ended December 2, 1995 and November 26, 1994 and the six months then ended.

            Consolidated Statements of Cash Flows for the second quarters ended December 2, 1995 and November 26, 1994 and the six months then ended.

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K

                          PIEMONTE FOODS, INC.
                      CONSOLIDATED BALANCE SHEETS




ASSETS                                                     Dec. 2,1995      Nov. 26,1994
CURRENT ASSETS
  Cash                                                       352,827            561,846
  Accounts receivable, net                                 2,301,697          2,189,481
  Inventories                                              2,032,409          1,835,744
  Prepaid expenses                                           603,030            299,613
  Deferred marketing costs                                   246,317            266,162
        TOTAL CURRENT ASSETS                               5,536,280          5,152,846


PROPERTY, PLANT AND EQUIPMENT, NET                         4,812,340          4,959,803


DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
  Deferred marketing costs-noncurrent portion                -44,756            205,168
  Excess of cost over fair value of net assets acquired      719,439            746,346
  Investment in joint venture                                 50,000             50,000
  Loan to joint venture                                      308,532                  0
  Other assets                                               179,015            110,168
                                                           1,212,230          1,111,682

TOTAL ASSETS                                              11,560,850         11,224,331

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt                           609,131            445,560
 Short term borrowings                                       500,000            750,000
 Accounts payable, trade                                   1,902,119          1,488,143
 Accrued promotional allowances                               95,521             56,856
 Accrued compensation and payroll taxes                      149,004            235,705
 Accrued property taxes                                       86,845             38,794
 Other accrued expenses                                       45,532            211,030
 Income taxes payable                                              0              4,503
   TOTAL CURRENT LIABILITIES                               3,388,152          3,230,591


LONG-TERM DEBT                                             1,052,658            666,730


DEFERRED INCOME TAXES                                        420,728            389,728


STOCKHOLDERS' EQUITY
Common stock                                                   14,498            14,316
Capital in excess of stated value                           2,052,829         1,993,717
Retained earnings                                           4,631,985         4,929,249




     TOTAL STOCKHOLDERS' EQUITY                             6,699,312         6,937,282

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 11,560,850        11,224,331

                          PIEMONTE FOODS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME


For the three and six months ending December 2,1995 and November 26,1994





                                    Three Months          Six Months
                                       1995        1994      1995          1994

Net Sales                            7,984,259  8,533,001  14,626,214  15,101,771


Operating Expenses
 Cost of goods sold                  6,466,615  6,623,139  12,147,620  11,805,713
 Selling, general and administrative 1,461,065  1,664,585   2,762,776   3,089,658
                                     7,927,680  8,287,724  14,910,396  14,895,371

Operating Income (Loss                  56,579    245,277    -284,182     206,400

Other Expenses
 Interest expense                       45,357     34,805      84,567      68,085
 Other expense (income)                -13,758    -14,293     -15,308     -31,531
 Sale of Assets                          1,024                  4,780
 Interest income                        -8,315     -5,332     -19,440     -14,813
                                        24,308     15,180      54,599      21,741
Income Before Income Taxes (Loss)       32,271    230,097    -338,781     184,659
Provision for Income Taxes              13,000     92,000    -135,000      74,000

Net Income (Loss)                       19,271    138.097    -203,781     110,659

Average Number of Shares Outstanding 1,529,803  1,542,192   1,529,803   1,542,192

Net Income (Loss) Per Share               0.01       0.09       -0.13        0.07

See accompanying Notes to Financial Statements

                          PIEMONTE FOODS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


For the three and six months ending December 2, 1995 and November 26, 1994.




                                                              Three Months                       Six Months
                                                           1995           1994              1995            1994

Cash Flows From Operating Activities
 Net income                                                 19,271         138,097        -203,781           110,659
Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation and amortization                            175,960         240,112         359,350           412,920
  Decrease (increase) in
  Receivables                                             -362,033        -257,805        -522,924           -23,650
  Inventory                                               -246,613        -114,815        -123,305          -407,849
  Prepaid expenses                                         160,815         199,083         -95,174            -6,756
  Other assets                                              52,801           4,155         107,798            19,445
  Investment in joint venture                                              -50,000                           -50,000
  Increase (decrease) in
  Accounts payable                                         229,965         -89,329        523,031            352,113
  Accrued liabilities                                      -41,213          85,305        -62,229            -78,973
  Income tax payable                                             0           4,503              0            -21,926
  Deferred income taxes                                          0               0              0                  0
  Net cash provided by operating activities                -11,047         159,306        -17,234            305,983


Cash Flows From Investing Activities
 Purchases of property, plant and equipment               -168,947         -298,333      -372,066          -817,683
 Loan to joint venture                                           0                0      -308,532                 0
 Purchase of marketing services                                  0          -13,484      - 38,650           -13,345

Net cash used in investing activities                     -168,947         -311,817      -719,248          -831,028


Cash Flows From Financing Activities
 Proceeds from issuance of common stock                     -3,751           15,331         7,908            28,688
 Advances (repayments) of credit line                            0          250,000       500,000           250,000
 Repayment of long-term debt                              -152,283         -111,390      -304,566          -222,780
Net cash used in financing activities                     -156,034          153,941       203,342            55,908
Net increase (decrease) in cash                           -336,028            1,430      -533,140          -469,137
Cash, beginning of period                                  688,855          560,416       885,967         1,030,983

Cash, end of period                                        352,827          561,846       352,827           561,846


See accompanying Notes to financial Statements

                     PIEMONTE FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 2, 1995



1.    Principles of Consolidation

The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of December 2, 1995 and the related statements of income and cash flows for the six month period then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital improved $226 thousand to $2.1 million for the three months ending December 2, 1995 compared with the same period last year. Accounts receivable rose $112 thousand due to a higher level of business with the
United States military.   Inventories increased $197 thousand as a result
of new product development.

During the second quarter of fiscal 1996, capital improvements total $169 thousand versus $312 thousand a year ago. For the year-to-date period, capital improvements were $719 thousand compared with $831 thousand the prior year. The largest single capital commitment in fiscal 1996 has been a loan to the Company's joint venture in Holland, which is expected to commence operations in late February, 1996.

The Company is is compliance with all restrictive covenants contained in its debt agreements.

RESULTS OF OPERATIONS

Quarter Ended December 2, 1995 Compared to
Quarter Ended November 26, 1994

Net sales for the second quarter of fiscal 1996 were $8.0 million versus $8.5 million last year. Cost of goods sold rose to 81.0% of net sales from 77.6% a year ago. This represents improvement over the first quarter level of 85.5%, however, it is higher than the 77.6% which was recorded for the same quarter last year. Results for the most recent quarter were impacted by higher flour prices which began last June and continued pressure on packaging costs. The improved gross margin in the second quarter includes a price increase initiated in September, 1995.

Gross margins continue to be impacted by the loss of a high margin product packed specifically for a national customer. A change in the customer's strategic direction eliminated the need for the product.

Continued emphasis on cost restraint and reduction resulted in a $203 thousand reduction in selling, general and administrative (SG&A) expenses for the second quarter of fiscal 1996. SG&A expenses were 18.3% of net sales for the three months ended December 2, 1995, versus 19.5% a year ago.

The improved gross margin for the second quarter combined with lower selling, general and administrative expenses contributed to net income of $19 thousand for the quarter.

Six Months Ended December 2, 1995 Compared to
Six Months Ended November 26, 1994

Net sales for the six months ended December 2, 1995 declined 3% to $14.6
million  from  $15.1  million  the  prior  year.   Higher  flour prices  and
packaging costs throughout the first half of fiscal 1996 contributed to an increase of $342 thousand in the cost of goods. As a result, gross margin was 17.1% for the first two quarters of fiscal 1996 versus 21.8% last year.

Selling, general and administrative expenses were $2,762,776 or 10.6% lower than the comparable period a year ago. Year-to-date 1996 results include a net loss of $204 thousand compared with net income of $111 the prior year. Weakness which was previously reported in the company's Foodservice Division was not fully absorbed in the first six months of fiscal 1996.
The company's penetration in Deli and Industrial channels of distribution continues to improve.

Part II.    Other Information


            Item 6.     Exhibits and Reports on Form 8-K

a)  Exhibits
None

b)  Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended December 2, 1995.





                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           PIEMONTE FOODS, INC.



Date  January 10, 1996       By /s/ Virgil L. Clark
                                 Virgil L. Clark
                                 President and CEO