Form 10-K/A
period 1995-06-03
PIEMONTE FOODS INC
filed 1996-04-23
CIK 813765

                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.
                              20549


                            FORM 10-K/A
                            AMENDMENT 1


            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 3, 1995 amended as of April 23, 1996
                                                Commission File No. 0-15696


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

                          1993         None
                          1994         5% stock dividend (August 1993)
                          1995         5% stock dividend (August 1994)


     There were 1,448,261 shares of common stock outstanding as of July 31, 1995.

Item 6.  SELECTED FINANCIAL DATA (Note 1)



                              1995          1994          1993          1992        1991

Net Sales                  30,483,161    29,874,548    24,072,414    23,504,519  22,964,472

Income from continuing
operations                    105,719       499,422       684,513       627,570     442,923

Income from continuing
operations per common
share                            0.07          0.32          0.54          0.52        0.37

Total Assets               11,226,223    10,817,273     9,326,636     9,034,942   8,518,298

Long Term Liabilities       1,357,224       889,510     1,335,070     1,780,630   2,226,190

Dividends per Share               (1)           (2)


(1)  5% Stock Dividend  (August 1994)

(2)  5% Stock Dividend  (August 1993)


Note 1: Comparative data is affected by factors relating to purchase of Origena and expensing previously capitalized costs as detailed in Note 2 in Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



     Liquidity is evaluated by an examination of working capital and the recognition of other short-term resources available to the Company. At June
3, 1995 working capital was $2,445,553 which is approximately equivalent to last year. Available cash of $885,967 remains at an acceptable level. Receivables have decreased 18% reflecting both improved collection efforts and a slight
weakness in  third  and  fourth  quarter  sales.   Inventories  have  increased
significantly due in part to increased costs in overall packaging supplies and commodity costs, but also due to the cost of branded packaging to support "Focaccia" and other branded items. Working capital remains at an acceptable level, both to management and our lender under the terms of our long-term debt agreement which requires the maintenance of at least $1,000,000 in
working capital.   In addition the Company has available lines of credit of
$2,500,000 which are unused at present.


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

RESULTS OF OPERATIONS


     1995 compared to 1994


     Revenues for 1995 were $30.5 million, a 2.0% increase from $29.9 million of
1994.   1995 includes a full year for Origena which was acquired in October,
1993, versus eight months in 1994. On a full year basis had Origena been acquired at the beginning of FY94, FY95 revenues at $30.5 million declined 1.8% from $31.0 million. Piemonte "Focaccia" continued to grow in importance, indicating that the market for a shelf-stable Italian flat bread exists. Revenues in our institutional distributor were less than expected, the supermarket deli and pre-made/frozen pizza manufacturer markets showed slight growth and the fundraising segment grew 10 percent.

     Gross margin declined  to 24.6  percent in 1995 from 28.1 percent last
year.   Margins were  affected  by  significant  increases  in  both  corrugated and plastic film supplies and by higher costs and lower sales in the Company's Indiana facility. While packaging supply costs affected all manufacturers, competition in our markets made passing on those costs difficult. Recently costs have climbed for grain products used in our two bakeries, but these costs will be passed on to our customers.


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


     Net income declined to $105,719 for 1995 as compared to $557,328 last year. The commitment to upgrade the Indiana plant should reduce its operating
costs and allow positive contributions from that facility.   Solid gains in
cake decorating, "Focaccia" and pizza crust sales which were achieved throughout 1995 will continue to be pursued through focused market strategies in fiscal 1996.

     1994 compared to 1993



     For 1994 Piemonte Foods' sales were $29.9 million and earnings of $557,328. On October 2, 1993 we acquired Origena, Inc., a pizza crust bakery in
Chicago,  from its sole owner T.  Patrick Costello.   The addition significantly
increases our baking capacity and expands our market access. Mr. Costello has joined the Piemonte management team, thereby expanding our operational
expertise.   The acquisition was accounted for as a purchase.


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



    As stated, cost of sales increased 1% to 71.9%. This however, includes a partial year for Origena in 1994. On full year sales, there is in actuality a decline of 0.6%. We were successful in implementing selected price increases during the year and we kept tight control of our manufacturing costs.

     Selling, general and administrative costs increased as we added a marketing department to support our growth, expanded our customer field support staff and launched the new products mentioned above in addition to Origena. This resulted in a $1.6 million or 28% increase. The $549 thousand increase to support our marketing forays into new product areas provided the basis for the growth elaborated in the 1995 to 1994 comparison above. We also added a private label expert to expand our focus in that segment. Operating income decreased 27%, resulting in a new income of $557,328.


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

     II - Valuation and Qualifying Accounts                    II F-16



Schedules I, III, IV, V, VI, VII, IX, X, XI, XII and XIII have been omitted because they are either not required or are inapplicable.

                          PIEMONTE FOODS, INC.

                                  AND

                              SUBSIDIARIES




                   Consolidated Financial Statements

 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993



(INSERTS F-2 - F-5 WHEN DISK COMES IN)

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

As discussed in Note 2 to the financial statements, the Company expensed product development costs that had previously been capitalized in fiscal year 1994 and 1993.

Also as described in Note 2, the acquisition of Origena, Inc. previously accounted for as a pooling of interest has been accounted for as a purchase.

                                Certified Public Accountants



Greenville, South Carolina
July 15, 1995
(except for Note 2, as to
which date is April 18, 1996)

               PIEMONTE FOODS, INC.  AND SUBSIDIARIES
                    Consolidated Balance Sheets
                   June 3, 1995 and May 28, 1994

                               ASSETS



										          As Restated        As Restated
				                       					     1995               1994
CURRENT ASSETS
	Cash									         $   885,967         $ 1,030,983
	Accounts receivable, net 							   1,778,773           2,165,831
	Inventories								           1,909,104	       1,427,895
	Prepaid expenses							   	     299,059	         104,101

			TOTAL CURRENT ASSETS					           4,872,903           4,728,810

PROPERTY, PLANT AND EQUIPMENT, NET OF
	ACCUMULATED DEPRECIATION					                   5,373,892           5,125,682

DEFERRED CHARGES, INTANGIBLE AND
	OTHER ASSETS
	Excess of cost over fair value of net assets acquired			 	     803,310             833,169
	Other assets									     176,118             129,612

											     979,428             962,781

TOTAL ASSETS							                         $11,226,223         $10,817,273


See Accompanying Notes to Consolidated Financial Statements.

                    PIEMONTE FOODS, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Continued)
                       June 3, 1995 and May 28, 1994

                    LIABILITIES AND STOCKHOLDERS' EQUITY

										As Restated          As Restated
								                   1995                  1994
CURRENT LIABILITIES
	Current portion of long-term debt				        $   609,131          $    445,560
	Line of credit								          -               500,000
	Accounts payable, trade							  1,379,088             1,136,030
	Accrued promotional allowances						     78,069               139,575
	Accrued compensation and payroll taxes					    184,842               182,884
	Accrued incentive fund							          -               130,000
	Accrued property taxes							     76,762               102,253
	Other accrued expenses							     99,458                66,606

			TOTAL CURRENT LIABILITIES				  2,427,350             2,702,908

	LONG-TERM DEBT                                                            1,357,224               889,510

      	DEFERRED INCOME TAXES        			                            420,728               389,728

	STOCKHOLDERS' EQUITY
		Common stock, no par value; authorized 5,000,000
			shares; issued 1,448,261 shares outstanding
			1,448,261 and 1,426,945 in 1995 and 1994,
			respectively					             14,481	           14,369
		Capital in excess of stated value of common
			stock							  2,744,938             2,688,726
		Retained earnings						  4,261,502             4,155,783

			Total					                  7,020,921             6,858,878

		Less treasury stock - at cost (10,000 shares)				  -	           23,751

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		                $11,226,223           $10,817,273

See Accompanying Notes to Consolidated Financial Statements.

                     PIEMONTE FOODS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
         For the Years Ended June 3, 1995, May 28, 1994 and May 29, 1993




                                              Common Stock                    As Restated      As Restated       Treasury Stock

                                                                            Capital in
                                         Number of                     Excess of        Retained        Number of
                                          Shares          Amount      Stated Value       Earnings          Shares           Amount
Balance, May 30, 1992, as previously
reported                                 1,267,551      $ 12,675      $1,410,409        $3,732,994     $   10,000         $ 23,751

Dividends:  Stock, 5% August, 1994          67,906           679         568,373          (569,052)             -                -

Balance, May 30, 1992, as restated       1,335,457        13,354       1,978,782         3,163,942         10,000           23,751

Net Income                                     -               -              -            684,513              -                -

Balance, May 29, 1993                    1,335,457        13,354       1,978,782         3,848,455         10,000           23,751

Common stock issued                        101,488         1,015         709,944               -               -                -

Net income                                      -             -               -            557,328             -                -

Dividends: Origena, Inc.                        -             -               -           (250,000)            -                -

Balance, May 28, 1994                    1,436,945        14,369       2,688,726         4,155,783         10,000           23,751

Treasury stock cancelled                   (10,000)         (100)        (23,651)               -         (10,000)         (23,751)

Common stock issued                         21,316           212          79,863                -              -                -

Net income                                      -              -              -            105,719             -                -

Balance, June 3, 1995                    1,448,261      $ 14,481      $2,744,938        $4,261,502      $      -         $      -

See Accompany Notes to Consolidated Financial Statements.

                    PIEMONTE FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
    For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993


                                                         As Restated           As Restated    As Restated
                                                            1995                  1994          1993
                                                          (52 weeks)           (52 weeks)      (52 weeks)
NET SALES                                                $30,483,161           $29,874,548    $  24,072,414

OPERATING EXPENSES
     Cost of sales                                          22,871,329          21,439,486       17,023,722
     Selling, general and administrative expenses            7,241,706           7,516,819        5,871,156

          Total                                             30,113,035          28,956,305       22,894,878

OPERATING INCOME                                               370,126             918,243        1,177,536

OTHER EXPENSE (INCOME)
     Interest expense                                          153,190             114,470          122,917
     Loss on disposal of assets                                 98,980                   -                -
     Interest income                                           (39,421)            (33,910)         (43,626)
     Other expense (income)                                    (49,342)            (44,739)         (29,268)

          Net other expense                                    163,407              35,821           50,023

INCOME BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT ADJUSTMENT                              206,719             882,422        1,127,513

PROVISION FOR INCOME TAXES                                     101,000             383,000          443,000

INCOME BEFORE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                      105,719             499,422          684,513

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                           -               57,906               -

NET INCOME                                                 $   105,719         $   557,328       $  684,513

Earnings per common and common equivalent shares:

Before cumulative effect of change in accounting princi           0.07                0.32             0.54
Cumulative effect of change in accounting principle                 -                 0.04               -

                                                                  0.07                0.36             0.54


See Accompanying Notes to Consolidated Financial Statements.

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

                                                             As Restated         As Restated         As Restated
                                                                 1995                1994                1993
                                                              (53 weeks)          (52 weeks)          (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                 $  105,719          $  557,328          $  684,513
  Adjustments to reconcile net income to net cash
    provided by operating activities

    Depreciation and amortization                               751,722             662,410             532,854
    Deferred income taxes                                        31,000              63,174              21,000
    (Gain) loss on disposal of property                          98,988                  -                   -
    (Increase) decrease in accounts receivable                  387,058            (381,412)           (252,196)
    (Increase) decrease in prepaid expenses                     (66,207)            172,045             (56,926)
    (Increase) decrease in inventories                         (481,209)             90,710            (197,440)
    (Increase) decrease in other assets                           3,494             (27,731)             (2,853)
    Increase (decrease) in accounts payable                     243,058             334,835             179,220
    Increase (decrease) in accrued liabilities                 (151,299)            164,854             (53,867)
    Increase (decrease) in income taxes payable                      -              (29,938)           (121,738)

      Total adjustments                                         816,605           1,048,947              48,054

  NET CASH PROVIDED BY OPERATING ACTIVITIES                     922,324           1,606,275             732,567

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash payments for the purchase of property                 (1,319,203)         (1,314,504)           (447,280)
  Investment in joint venture                                   (50,000)                 -                   -
  Cash proceeds from the sale of property                        90,100                  -                   -

  NET CASH USED IN INVESTING ACTIVITIES                      (1,279,103)         (1,314,504)           (447,280)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                    1,145,000                  -                   -
  Proceeds from issuance of common stock                         80,478              10,959                  -
  Net borrowings (repayment) on line of credit                 (500,000)            500,000                  -
  Principal payments on long-term debt                         (513,715)           (445,560)           (445,560)
  Dividends paid                                                     -             (250,000)                 -

  NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                        211,763            (184,601)           (445,560)

NET DECREASE IN CASH                                           (145,016)            107,170            (160,273)

CASH, BEGINNING OF YEAR                                       1,030,983             923,813           1,083,586

CASH, END OF YEAR                                           $   885,967         $ 1,030,983          $  923,313

  Supplemental information
      Cash paid for interest                                    153,190             530,157             122,917
      Cash paid for income taxes                                301,932             125,651             561,738

</Table

See Accompany Notes to Consolidated Financial Statements.




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


Excess of Cost over Fair Value of Net Assets Acquired

Excess cost over fair value of net assets acquired arises from the acquisition in 1984 of Piemonte Foods of Indiana, Inc. and in 1993 of Origena, Inc. The amounts and amortization periods are as follows:

 Piedmonte Foods of Indiana, Inc.          $1,023,654    40 years
 Origena, Inc.                                 73,791    25 years

Accumulated amortization at June 3, 1995 and May 28, 1994 was $293,000 and $264,000, respectively.


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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS




The accompanying financial statements for 1995, 1994 and 1993 have been restated to reflect the expensing of product development costs as incurred.
Originally, the costs were capitalized beginning in 1993 and were being amortized over three years. The effect of the restatment is as follows:


                                           1995        1994        1993
     Net income increase (decrease)     $134,249    $(305,728)  $ (28,126)
     Per share                          $   0.09    $   (0.21)  $   (0.02)

     Net income tax of                  $ 82,000    $(188,000)  $ (18,000)

The acquisition of Origena, Inc., an S corporation, was consumated in October, 1993 and was accounted for as a pooling of interest. The sole shareholder of the S corporation received a distribution from the acquired company in the amount of $250,000. This distribution was deemed to be an unusual distribution in contemplation of the merger, and therefore, does not qualify for pooling.
The financial statements have been restated to show the acquisition as a purchase. The effect of this restatement is as follows:

                                            1995       1994        1993
     Net income increase (decrease)     $ (46,665)   $(183,591)  $(145,402)
     Per share                          $   (0.03)   $   (0.12)  $   (0.10)

     Net income tax of                  $  (28,000)  $    --     $    --

Origena, Inc. became a wholly owned subsidiary of the Company through the exchange of 100,000 shares of the Company's common stock for all of the outstanding stock of Origena, Inc. The amount assigned to the issued stock was $700,000. The accompanying financial statements include the results of operations of Origena, Inc. from October, 1993.

Cumulatively, these two restatements affected results as follows:

                                           1995         1994        1993
     Net income increase (decrease)     $  87,584   $(489,319)   $(173,528)
     Per share                          $    0.06   $   (0.33)   $   (0.12)

     Net income tax of                  $   54,000  $(188,000)   $ (18,000)

Had the results of operations been included in the financial statements for the full year of acquisition and for the prior year, the following sales and net income of the combined companies would be as follows:


                                           1994         1993
     Sales                             $31,048,554  $26,835,937
     Income before effect of
         change in accounting
         principle                     $   499,422  $   684,513
     Net income                        $   667,789  $   829,915
     Earnings/share
         Before change                        0.32         0.45
         If restated                          0.43         0.55


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

The provision for income taxes consists of:



                                                                  1995            1994            1993
Current
    Federal                                               $      88,000    $     283,000    $    358,000
    State                                                        34,000           54,000          64,000

         Total Current Provision                                122,000          337,000         422,000

Deferred
    Federal                                                     (26,000)          39,000          18,000
    State                                                         5,000            7,000           3,000

          Total Deferred Provision                              (21,000)          46,000          21,000

Provision for income taxes                                $     101,000    $     383,000    $    443,000

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

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Continued)
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 7 - INCOME TAXES (Continued)

The income tax provision differs from the amount computed by applying the statutory rate as follows:



                                                                 1995            1994             1993
Tax expense computed at statutory
    federal income tax rate - 34%                           $    70,000       $  300,000       $  384,000
    Increases (reductions) in taxes
    resulting from:
         Benefit of graduated tax rates                         (11,000)         (45,000)         (19,000)
             Amortization of the excess of cost
                 over fair value of net assets
                 acquired and meals and entertainment
                 not deductible for tax purposes                26,000           16,000           13,000
             State income taxes, net of
                 federal benefit                                16,000          132,000           65,000
             Other items:
             Cumulative effect of change in
                 accounting principle                                -           (20,000)               -

                                                            $  101,000       $   383,000        $ 443,000


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

NOTE 10 - RECLASSIFICATION


Sales related expenses reported in cost of goods sold were reclassified to selling, general, and administrative expenses. The impact was approximately $1 million in both FY 95 and FY 94.


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

                 PIEMONTE FOODS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (Continued)
 For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993

NOTE 12 - UNAUDITED QUARTERLY FINANCIAL DATA, ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      1st Quarter                2nd Quarter
                                                     1995       1994          1995         1994
 Net Sales                                 $        6,569       5,689        8,533        7,524

 Gross Profit                              $        1,511       1,234        2,258        2,291
 Net Income (Loss) before

      Cumulative Effect of Change
      in Accounting Principle              $           (1)       (240)         130          277

 Cumulative Effect of Change in
      Accounting Principle                 $            -          58            -            -

 Net Income (Loss)                         $           (1)       (182)         130          277

 Per Share Net Income (Loss)


      Before change                        $        (0.00)      (0.17)        0.09         0.19
      After change                         $        (0.00)      (0.13)        0.09         0.19


 Bid Price Common Stock


      High                                 $        9 1/4       7 1/2        9 1/4        9 1/2
      Low                                  $        7 3/4           5        6 1/2        6 3/4


                                                     3rd Quarter                4th Quarter
                                                   1995         1994         1995        1994

 Net Sales                                 $         7,331       8,140        8,050       8,522

 Gross Profit                              $         2,144       2,295        1,600       2,615

 Net Income (Loss)                         $           55         120          (78)        342


 Per Share Net Income (Loss)               $         0.04        0.08        (0.05)       0.24

 Bid Price Common Stock
      High                                 $        7 3/4           9        6 1/2       8 1/2
      Low                                  $        6 1/4       7 1/4        4 1/2       7 1/4


                 PIEMONTE FOODS, INC. AND SUBSIDIARIES

            Schedule II - Valuation and Qualifying Accounts

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

          III. Valuation and Qualifying Accounts                    II F-16


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

                                                  PIEMONTE FOODS, INC.
                                                  (Registrant)

                                                  By  s/Virgil L. Clark
                                                    Virgil L. Clark, CEO

                                                  Date      April 23, 1996

                                                  By  s/Roy E. Gogel
                                                    Vice President/CFO

                                                  Date      April 23, 1996

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