Form 10-Q/A
period 1995-09-02
PIEMONTE FOODS INC
filed 1996-04-23
CIK 813765

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.
                                     20549

                                  FORM 10-Q/A
                                  AMENDMENT 1

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 2, 1995 amended as of April 23, 1996
                           Commission File No. 0-15696

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

                              PIEMONTE FOODS, INC.
                              INDEX TO FORM 10-Q/A

Part I. Financial Information (Amended)

        Item 1. Financial Statements

                Consolidated Balance Sheets - September 2, 1995 and June 3,
                1995.

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


                             ASSETS                                September 2, 1995       June 3, 1995
- -----------------------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash & cash equivalents                                                     688,855            885,967
    Accounts receivable, net                                                  1,939,664          1,778,773
    Inventories                                                               1,785,796          1,909,104
    Prepaid expenses                                                            547,120            299,059
                                                                 ------------------------------------------
       TOTAL CURRENT ASSETS                                                   4,961,435          4,872,903
                                                                 ------------------------------------------

PROPERTY, PLANT & EQUIPMENT                                                   5,383,443          5,373,892

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
    Excess of cost over fair value of net assets acquired                       795,072            803,310
    Investment in joint venture                                                  50,000             50,000
    Loan to joint venture                                                       308,532                  0
    Other assets                                                                130,603            126,118
                                                                 ------------------------------------------
       Total                                                                  1,284,207            979,428
                                                                 ------------------------------------------

       TOTAL ASSETS                                                          11,629,085         11,226,223
                                                                 ==========================================

              LIABILITIES AND STOCKHOLDER'S EQUITY
- -----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Current portion of long-term debt                                           609,131            609,131
    Short term borrowings                                                       500,000                  0
    Accounts payable, trade                                                   1,672,146          1,379,088
    Accrued promotional allowances                                              106,640             78,069
    Accrued compensation and payroll taxes                                      159,158            184,842
    Accrued property taxes                                                       90,601             76,762
    Other accrued Expenses                                                       61,716             99,458
                                                                 ------------------------------------------
       TOTAL CURRENT LIABILITIES                                              3,199,392          2,427,350
                                                                 ------------------------------------------

LONG-TERM DEBT                                                                1,204,941          1,357,224

DEFERRED INCOME TAXES                                                           420,728            420,728

STOCKHOLDER'S EQUITY
    Common stock                                                                 14,507             14,481
    Capital in excess of stated value of common stock                         2,756,571          2,744,938
    Retained earnings                                                         4,032,946          4,261,502
                                                                 ------------------------------------------
       TOTAL STOCKHOLDER'S EQUITY                                             6,804,024          7,020,921
                                                                 ------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   11,629,085         11,226,223
                                                                 ==========================================



See accompanying notes to Financial Statements

                              PIEMONTE FOODS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

        For the three months ended September 2, 1995 and August 27, 1994


                                                                   Three Months
                                                              1996              1995
- ---------------------------------------------------------------------------------------
Net Sales                                                   6,641,954        6,568,770

Operating Expenses
     Cost of Goods Sold                                     5,476,049        5,057,763
     Selling, general and administrative                    1,504,251        1,506,961
- ---------------------------------------------------------------------------------------
                                                            6,980,300        6,564,724
- ---------------------------------------------------------------------------------------

Operating Income                                             (338,346)           4,046

Other Expenses
     Interest expense                                          39,210           33,279
     Other expense (income)                                    (1,550)         (17,238)
     Sale of assets                                             3,757                0
     Interest income                                          (11,125)          (9,480)
- ---------------------------------------------------------------------------------------
                                                               30,292            6,561
- ---------------------------------------------------------------------------------------

Income Before Income Taxes                                   (368,638)          (2,515)

Provision for Income Taxes                                   (140,082)          (1,232)
- ---------------------------------------------------------------------------------------


Net Income (Loss)                                            (228,556)          (1,283)
- ---------------------------------------------------------------------------------------


Average Number of Shares Outstanding                        1,525,160        1,546,470


Net Income Per Share                                            (0.15)           (0.00)


See accompanying notes to Financial Statements.

                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the three months ended September 2, 1995 and August 27, 1994

                                                                                  Three Months
                                                                            1996              1995
- -------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                             (228,556)             (1,283)
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                      193,568             170,981
        Decrease (increase) in:
          Receivables                                                     (160,891)            234,155
          Inventories                                                      123,308            (293,034)
          Prepaid expenses                                                (248,061)           (264,688)
          Other assets                                                       3,753              23,527
          Investment in joint venture                                            0                   0
        Increase (decrease) in:
          Accounts payable                                                 293,058             441,442
          Accrued liabilities                                              (21,016)           (164,279)
- -------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  (44,837)            146,821
- -------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Purchases of property, plant and equipment                             (203,119)           (519,356)
   Loan to joint venture                                                  (308,532)                  0
- -------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (511,651)           (519,356)
- -------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock                                   11,659              13,358
   Advances (repayments) of credit line                                    500,000                   0
   Addition (Repayment) of long-term debt                                 (152,283)           (111,390)
- -------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                      359,376             (98,032)
- -------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                           (197,112)           (470,567)

Cash, beginning of period                                                  885,967           1,030,983
- -------------------------------------------------------------------------------------------------------

Cash, end of period                                                        688,855             560,416
- -------------------------------------------------------------------------------------------------------


See accompanying Notes to Financial Statements

                     PIEMONTE FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 2, 1995

Note 1 Principles of Consolidation

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

Note 2 Reclassification

Sales related costs assigned to cost of goods sold have been reclassified to selling, general and administrative. Quarterly impact is $204 thousand in FY 96 and $95 thousand in FY 95.

Note 3 Restatement of Financial Statements

Restatements as detailed in the amended 10-K for June 3, 1995 impacted this quarter as well as its previous year's quarter as follows:

Net income increase (decrease) ($K)                   1996             1995
Expensing previously capitalized costs               20,831           61,338
Origena acquisition - purchase versus pooling       (18,416)         (18,416)

Net income tax of                                      (918)         (16,310)

Net income                                            1,497           26,612
Net income per share ($/share)                        0. 00             0.02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the First Quarter was $1.8 million. Receivables and prepaid expenses are slightly higher partially offset by lower inventories. Cash remains at an acceptable level.

During the quarter $203 thousand was spent on capital improvements and $308 thousand was advanced to the joint venture in Holland. Both were funded through short-term debt with the intention of replacing the borrowings with longer-term debt in the future. The company is in compliance with all restrictive covenants imposed by its lender.

Concerning the joint venture bakery in Holland, all site work is done, foundations poured and framework erected. The plant is expected to be in operation in early 1996.

RESULTS OF OPERATIONS

Quarter Ended September 2 1995 Compared to
Quarter Ended August 27, 1994

Revenues for the First Quarter were $6.6 million, comparable to last year. Cost of goods sold increased from 77.0% of sales last year to 82.4% this year. The increase in costs is attributable to both commodity costs and product mix. Commodity cost increased this year over last year amounted to $180,000 for the quarter. Flour costs this summer have increased 29% and are anticipated to remain high until June, 1996. In addition packaging costs, specifically cardboard packaging, have increased 50 - 60% in the last two years. Due to competitive pressure, these cost increases were absorbed. After months of absorbing these costs, a general price increase was implemented in September, 1995 to offset most of the cost increases. It is also anticipated that cardboard costs may begin to decline in early 1996.

The mix of products sold during the quarter also affected cost of goods. Last year the company was packing a product for a national customer that carried high gross margins. That product is no longer packed, the volume has been replaced, but with products producing $275,000 less margin. This impact was first apparent in the 4th quarter, FY 95; it's impact is repeated this quarter. The Company has revised its sales strategies to compensate this loss which should be dampened throughout the remainder of the business year.

In an  ongoing  effort to reduce  costs,  selling,  general  and  administrative
expenses  were  lowered   slightly,   offsetting   inflation  with   operational
efficiencies.

The overall effect of margin decreases, offset by some cost decreases, is a loss for the quarter of $228,556 compared to a loss last year of $1,283.

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


                                                  PIEMONTE FOODS, INC.

Date                                            By

                                                  Virgil L. Clark

                                                  President and CEO

                                                  Roy E. Gogel
                                                  Vice President/CFO