Form 10-Q/A
period 1995-12-02
PIEMONTE FOODS INC
filed 1996-04-23
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.
                                     20549

                                  FORM 1O-Q/A
                                  AMENDMENT 1

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended December 2, 1995 as amended on of April 23, 1996
                      Commission File No. 0-15696

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

                             Yes  X     No ____

The number of shares of common stock outstanding as of December 31, 1995 was 1,449,803.

                            PIEMONTE FOODS, INC.
                           INDEX TO FORM 1O-Q/A

Part I. Financial Information (Amended)

        Item 1. Financial Statements

             Consolidated Balance Sheets - December 2, 1995 and June 3,
             1995.

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

              ASSETS                       December 2, 1995    June 3, 1995
- ---------------------------------------------------------------------------
CURRENT ASSETS
  Cash & cash equivalents                       352,827           885,967
  Accounts receivable, net                    2,301,697         1,778,773
  Inventories                                 2,032,409         1,909,104
  Prepaid expenses                              355,587           299,059
                                           -------------------------------
    TOTAL CURRENT ASSETS                      5,042,520         4,872,903
                                           -------------------------------
PROPERTY, PLANT & EQUIPMENT                   5,366,252         5,373,892

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
  Excess of cost over fair value of net
     assets acquired                            786,834           803,310
  Investment in joint venture                    50,000            50,000
  Loan to joint venture                         308,532                 0
  Other assets                                  179,015           126,118
                                            ------------------------------
    Total                                     1,324,381           979,428
                                            ------------------------------
    TOTAL ASSETS                             11,733,153        11,226,223
                                            ==============================

    LIABILITIES AND STOCKHOLDER'S EQUITY
- --------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt             609,131           609,131
  Short term borrowings                         500,000                 0
  Accounts payable, trade                     1,902,119         1,379,088
  Accrued promotional allowances                 95,521            78,069
  Accrued compensation and payroll taxes        149,004           184,842
  Accrued property taxes                         86,845            76,762
  Other accrued Expenses                         45,532            99,458
                                             -----------------------------
TOTAL CURRENT LIABILITIES                     3,388,152         2,427,350
                                             -----------------------------
LONG-TERM DEBT                                1,052,658         1,357,224

DEFERRED INCOME TAXES                           420,728           420,728

STOCKHOLDER'S EQUITY
  Common stock                                   14,498            14,481
  Capital in excess of stated value of
    common stock                              2,752,829         2,744,938
  Retained earnings                           4,104,288         4,261,502
                                             -----------------------------
     TOTAL STOCKHOLDER'S EQUITY               6,871,615         7,020,921
                                             -----------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   11,733,153        11,226,223
                                             =============================


See accompanying notes to Financial Statements

                              PIEMONTE FOODS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

   For the three and six months ended December 2, 1995 and November 26, 1994

                                                                Three Months                   Six Months
                                                             1996         1995             1996          1995
- -----------------------------------------------------------------------------------------------------------------
Net Sales                                                  7,984,259    8,533,001       14,626,213     15,101,771

Operating Expenses
  Cost of Goods Sold                                       6,152,109    6,275,347       11,628,158     11,333,110
  Selling, general and administrative                      1,692,774    1,986,339        3,197,025      3,493,300
- -----------------------------------------------------------------------------------------------------------------
                                                           7,844,883    8,261,686       14,825,183     14,826,410
- -----------------------------------------------------------------------------------------------------------------
Operating Income                                             139,376      271,315         (198,970)       275,361

Other Expenses
Interest expense                                              45,357       34,805           84,567         68,084
Other expense (income)                                       (13,758)     (14,293)         (15,308)       (31,531)
Sale of assets                                                 1,024            0            4,781              0
Interest income                                               (8,315)      (5,332)         (19,440)       (14,812)
- -----------------------------------------------------------------------------------------------------------------
                                                              24,308       15,180           54,600         21,741
Income Before Income Taxes                                   115,068      256,135         (253,570)       253,620
Provision for Income Taxes                                    43,726      125,506          (96,356)       124,274
- -----------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                             71,342      130,629         (157,214)       129,346
- -----------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding                       1,529,803    1,542,192        1,529,803      1,542,192

Net Income Per Share                                            0.05         0.08            (0.10)          0.08


See accompanying notes to Financial Statements.

                                PIEMONTE FOODS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

    For the three and six months ended December 2, 1995 and November 26, 1994

                                                                Three Months                   Six Months
                                                             1996         1995             1996          1995
- -----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                71,342       130,629         (157,214)      129,346
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                       186,138       187,962          379,706       358,937
       Decrease (increase) in:
         Receivables                                      (362,033)     (257,805)        (522,924)      (23,650)
         Inventories                                      (246,613)     (114,815)        (123,305)     (407,849)
         Prepaid expenses                                  191,533       236,938          (56,528)      (27,750)
         Other assets                                      (40,174)       12,393          (36,421)       35,920
         Investment in joint venture                             0       (50,000)               0       (50,000)
       Increase (decrease) in:
         Accounts payable                                  229,973       (89,329)         523,031       352,113
         Accrued liabilities                               (41,213)       89,849          (62,229)      (74,430)
- -----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                  (11,047)      145,822          (55,884)      292,637
- -----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Purchases of property, plant and equipment              (168,947)     (298,333)        (372,066)     (817,683)
  Loan to joint venture                                          0             0         (308,532)            0
- -----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     (168,947)     (298,333)        (680,598)     (817,683)
- -----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                    (3,751)       15,331            7,908        28,689
  Advances (repayments) of credit line                           0       250,000          500,000       250,000
  Addition (Repayment) of long-term debt                  (152,283)     (111,390)        (304,566)     (222,780)
- -----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                     (156,034)      153,941          203,342        55,909
- -----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                           (336,028)        1,430        (533,140)      (469,137)

Cash, beginning of period                                  688,855       560,416         885,967      1,030,983
- -----------------------------------------------------------------------------------------------------------------
Cash, end of period                                        352,827       561,846         352,827        561,846
- -----------------------------------------------------------------------------------------------------------------

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

Note 1 - Reclassification

Sales related costs assigned to cost of goods sold have been reclassified to selling, general, and administrative. The impact is:

                  2Q         YTD
       96      $274K        $478K
       95      $318K        $413K

Note 2 - Restatement of Financial Statements

Restatements as detailed in the amended 10-K for June 3, 1995 impacted this quarter as well as its previous year's quarter as follows

                                                      2Q         YTD            2Q         YTD
Net income increase (decrease)                       1996        1996         1995        1995
Expensing previously capitalized costs              101,213    122,044       44,454      105,792
Origena acquisition - purchase versus pooling      (18,416)    (36,832)     (18,416)     (36,832)
Net income tax of                                  (31,463)    (32,381)      (9,894)     (26,204)
Net income                                          51,334      52,831       16,143       42,755
Net income per share                                  0.04        0.04         0.01         0.03

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $108 thousand to $1,653 thousand for the three months ending December 2, 1995 compared with the prior period; this is $792K less than the beginning of the fiscal year. Accounts receivable rose $112 thousand due partially to a higher level of business with the United States military. Inventories increased $197 thousand as a result of new product development.

During the second quarter of fiscal 1996, capital utilization totals $169 thousand versus $312 thousand a year ago. For the year-to-date period, capital was $681 thousand compared with $831 thousand the prior year. The largest single capital commitment in fiscal 1996 has been a loan to the company's joint venture in Holland, which is expected to begin start-up operations in late February, 1996. Cash levels are at a satisfactory level.

The Company is in compliance with all restrictive covenants contained in its debt agreements.

RESULTS OF OPERATIONS

Quarter Ended December 2, 1995 Compared to
   Quarter Ended November 26, 1994

Net sales for the second quarter of fiscal 1996 were $8.0 million versus $8.5 million last year. Cost of goods sold rose to 77.0% of net sales from 73.5% a year ago. This represents improvement over the first quarter level, partially benefiting from higher volumes. Results for the most recent quarter were impacted by higher flour prices which began last June and continued pressure on packaging costs. The improved gross margin in the second quarter includes a price increase initiated in September, 1995.

Gross margins continue to be impacted by the loss of a high margin product packed specifically for a national customer. A change in the customer's strategic direction eliminated the need for the product.

Continued emphasis on cost restraint and reduction resulted in a $209 thousand reduction in selling, general and administrative (SG&A) expenses for the second quarter of fiscal 1996 versus prior year. SG&A expenses were 21.2% of net sales the the three months ended December 2, 1995, versus 23.3% a year ago.

The improved gross margin for the second quarter versus the prior quarter combined with lower selling, general and administrative expenses contributed to net income of $71 thousand for the quarter.

Six Months Ended December 2, 1995 Compared to
Six Months Ended November 26, 1994

Net sales for the six months ended December 2, 1995 declined 3% to $14.6 million from $15.1 million the prior year. Higher flour prices and packaging costs throughout the first half of fiscal 1996 contributed to a increase of $673 thousand in the cost of goods on an equivalent basis; due to lower net sales in 1996 the actual increase is $295K. As a result, gross margin was 20.5% for the first two quarters of fiscal 1996 versus 25.0% last year.

Selling, general and administrative expenses were $3.2 million or 8.5% lower than the comparable period a year ago. Year-to-date 1996 results include a net loss of $157 thousand compared with net income of $129 thousand the prior year. A weakness that was previously reported in the company's Foodservice Division was not fully absorbed in the first six months of fiscal 1996. The company penetration in Deli and Industrial channels of distribution continues to improve.

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

                                                PIEMONTE FOODS, INC.

Date                                           By _________________________
                                                  Virgil L. Clark
                                                  President and CEO

                                                 __________________________
                                                  Roy E. Gogel
                                                  Vice President/CFO