Form 10-Q
period 1996-03-02
PIEMONTE FOODS INC
filed 1996-04-23
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.
                                    20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 2, 1996 Commission File No. 0-15696

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

                           Yes  X      No _____

The number of shares of common stock outstanding as of March 31, 1996 was 1,476,465.

                              PIEMONTE FOODS, INC.
                               INDEX TO FORM 10-Q

Part I. Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets - March 2, 1996 and June 3, 1995.

                Consolidated Statements of Income for the third quarters ended March 2, 1996 and February 25, 1995 and the nine months then ended.

                Consolidated Statements of Cash Flows for the third quarters ended March 2, 1996 and February 25, 1995 and the nine months then ended.

                Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K

                             PIEMONTE FOODS, INC.
                         CONSOLIDATED BALANCE SHEETS


              ASSETS                                        March 2, 1996      June 3, 1995
CURRENT ASSETS
 Cash & cash equivalents                                      1,221,713           885,967
 Accounts receivable, net                                     2,956,899         1,778,773
 Inventories                                                  1,557,492         1,909,104
 Prepaid expenses                                               147,068           299,059
  TOTAL CURRENT ASSETS                                        5,883,172         4,872,903

PROPERTY, PLANT & EQUIPMENT                                   5,222,262         5,373,892

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
 Excess of cost over fair value of net assets acquired          778,596           803,310
 Investment in joint venture                                     50,000            50,000
 Loan to joint venture                                        1,008,532                 0
 Other assets                                                   296,948           126,118
  Total                                                       2,134,076           979,428

  TOTAL ASSETS                                               13,239,510        11,226,223

    LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt                              502,857           609,131
 Short term borrowings                                                0                 0
 Accounts payable, trade                                      1,374,991         1,379,088
 Accrued promotional allowances                                 136,437            78,069
 Accrued compensation and payroll taxes                         188,666           184,842
 Accrued property taxes                                          73,925            76,762
 Other accrued Expenses                                          15,084            99,458
  TOTAL CURRENT LIABILITIES                                   2,291,960         2,427,350

LONG-TERM DEBT                                                3,455,238         1,357,224

DEFERRED INCOME TAXES                                           420,728           420,728

STOCKHOLDER'S EQUITY
 Common stock                                                    14,756            14,481
 Capital in excess of stated value of common stock            2,802,106         2,744,938
 Retained earnings                                            4,254,722         4,261,502
  TOTAL STOCKHOLDER'S EQUITY                                  7,071,584         7,020,921

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   13,239,510        11,226,223


See accompanying notes to Financial Statements

                            PIEMONTE FOODS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

   For the three and nine months ended March 2, 1996 and February 25, 1995



                                                Three Months            Nine Months
                                              1996        1995        1996        1995

Net Sales                                  8,877,774   7,331,584   23,503,987   22,433,355

Operating Expenses
 Cost of Goods Sold                        6,892,456   5,187,391   18,520,614   16,520,501
 Selling, general and administrative       1,707,663   2,031,839    4,904,688    5,525,139
                                           8,600,119   7,219,230   23,425,302   22,045,640

Operating Income                             277,655     112,354       78,685      387,715

Other Expenses
 Interest expense                             45,996      36,828      130,563      104,912
 Other expense (income)                       (4,572)    (20,182)     (19,880)     (51,713)
 Sale of assets                                    0           0        4,781            0
 Interest income                              (6,403)    (11,379)     (25,843)     (26,191)
                                              35,021       5,267       89,621       27,008

Income Before Income Taxes                   242,634     107,087      (10,936)     360,707

Provision for Income Taxes                    92,200      52,473       (4,156)     176,747

Net Income (Loss)                            150,434      54,614       (6,780)     183,960

Average Number of Shares Outstanding       1,510,530   1,529,429    1,515,048    1,539,022

Net Income Per Share                            0.10        0.04        (0.00)        0.12


See accompanying notes to Financial Statements.

                          PIEMONTE FOODS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

   For the three and nine months ended March 2, 1996 and February 25, 1995


                                                  Three Months            Nine Months
                                                 1996       1995        1996        1995

Cash Flows From Operating Activities
 Net income                                     150,434     54,614       (6,780)    183,960
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                185,141    244,124      558,421     603,071
   Decrease (increase) in:
    Receivables                                (655,202)  (201,340)  (1,178,126)   (224,990)
    Inventories                                 474,917    109,189      351,612    (298,660)
    Prepaid expenses                            208,519    (37,486)     151,991     (65,236)
    Other assets                               (109,695)   (72,244)    (146,116)    (36,324)
    Investment in joint venture                       0          0            0     (50,000)
   Increase (decrease) in:
    Accounts payable                           (527,128)     89,276       (4,097)   441,389
    Accrued liabilities                          37,210      (8,913)     (25,019)   (83,343)
Net cash provided by operating activities      (235,804)    177,220     (298,114)   469,867

Cash Flows from Investing Activities
 Purchases of property, plant and equipment     (41,151)   (156,496)    (406,791)  (974,189)
 Loan to joint venture                         (700,000)          0   (1,008,532)         0
Net cash used in investing activities          (741,151)   (156,496)  (1,415,323)  (974,189)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock          49,535      14,856       57,443     43,545
 Advances (repayments) of credit line          (500,000)   (750,000)           0   (500,000)
 Addition (Repayment) of long-term debt       2,296,306   1,006,348    1,991,740    783,568
Net cash used in financing activities         1,845,841     271,204    2,049,183    327,113

Net increase (decrease) in cash                 868,886     291,928      335,746   (177,209)

Cash, beginning of period                       352,827     561,846      885,967  1,030,983

Cash, end of period                           1,221,713     853,774    1,221,713    853,774


See accompanying Notes to Financial Statements

                        PIEMONTE FOODS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 2, 1996

Note 1 Principles of Consolidation

The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of March 2, 1996 and the related statements of income and cash flows for the nine month period then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

Note 2 Reclassification

Sales related costs assigned to cost of goods sold have been reclassified to selling, general, and administrative. The impact is:

                         3Q               YTD
              96         N/A             $478K
              95        $241K            $654K

Note 3 Restatement of Financial Statements

Restatements as detailed in the amended 10-K for June 3, 1995 impacted this quarter as well as its previous year's quarter as follows:

                                                3Q    YTD        3Q     YTD
Net income increase (decrease)                  96    1996      1995    1995
Expensing previously capitalized costs          N/A   122,044   65,150  170,942
Origena acquisition - purchase versus pooling         (36,832) (18,416) (55,248)

Net income tax of                                     (32,381) (17,759) (40,963)

Net income                                             52,831   28,975   71,730

Net income per share                                     0.04     0.02     0.05

Note 4 Note Payable - Line of credit

A $500,000 line of credit has been initiated and extended to the Company. The $500,000 line is collateralized by property, plant equipment, accounts receivables, and inventory and is guaranteed by the Company and its subsidiaries. The interest charged is 30 day LIBOR base rate plus 150 basis points. The line expires October 31, 196. It is renewable annually.

The lines of credit and bank loans are cross collateralized and cross defaulted with other loans as well as the indebtedness of the Piemonte/Sabatasso European Project joint venture.

Note 5 Long-term Debt and Debt Covenant Restrictions

Long term debt has been restructured to include:

$1,600,000   Payments are $13,333 plus interest monthly.

$2,400,000   Payments are $28,571 plus interest monthly

Bank loans are collateralized by all property, plant and equipment, by all accounts receivable and inventories. Payments are due monthly plus accrued interest at 30 day LIBOR plus 150 basis points. A "call" provision exists as of October 31, 2000.

The covenants restrict additional outside borrowing without the bank's consent. The debt agreements also include restrictive covenants which, among other things, require that the Company maintain a minimum level of working capital, meet certain financial ratios, and limits investment in its joint venture funding.

The lines of credit and bank loans are cross collaterized and cross defaulted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the Third Quarter was $2.9 million, an increase of $0.6 million versus prior quarter. This was sourced from long term financing which was used to retire current debt plus fund our joint venture project in Holland. This reduction was largely driven versus prior period by a reduction in payables to the 1995 level. Additionally, short term borrowings were rolled into long term debt.

In Breda, Holland, Piemonte Foods has a joint venture (50/50) called Piemonte Beheer MIJ B.V. with Sabatasso Pizza Products. Sabatasso is an established pizza topper with sales throughout Europe. The joint venture will produce crusts for Sabatasso as well as other European toppers. Our loan was incremented in this quarter for $700,000 above a previous loan of $308,532 and an investment of $50,000; monies committed by Piemonte Foods are matched by Sabatasso. Additionally, the joint venture entered into a $3.5 million loan as outlined in FY 95' s 10-K. The facility continues to be scheduled for operation in this coming quarter. Due to the wording of the subordinated loan, no receivable is currently recognized.

Capital expenditures in the Third Quarter were $41 thousand for capital improvements and $700 thousand for the Holland joint venture, totalling $741 thousand. YTD capital is $1,415 thousand, including $1,008 thousand for Holland; this is $441 thousand higher than prior year YTD.

The company is in compliance with all restrictive covenants imposed by its lender. There are no restrictions on declaration of dividends.

RESULTS OF OPERATIONS

Quarter Ended March 2, 1996 Compared to
  Quarter Ended February 25, 1995

Net income of $150 thousand represented an increase of $96 thousand versus prior year. This is primarily attributable to higher volumes and pricing, partially offset by raw material costs. A non-recurring contractual severance commitment of $207K is incorporated in the 1996 results; quarterly operating income without this recognition is $278 thousand.

Net sales for the third quarter were $8.9 million or $1.5 million higher than last year. The strong sales are attributable to a very strong quarter in Industrial sales as well as the continuing expansion of Cake icing. Additionally, price increases to offset raw material cost increases were passed on.

Cost of goods are continuing to climb, particularly in flour and, to a lesser extent, cheese. As a percent of sales, this is represented in an increase from 74.4% to 78.4%.

SG&A expenses, however, were reduced $324 thousand from prior year to $1,708 thousand;this is $1,497 thousand prior to the contractual commitment noted above.

Nine Months Ended March 2, 1996 Compared to
   Nine Months Ended February 25, 1995

Net income for the nine months ending March 2, 1996 is a loss of $7 thousand or $190 thousand lower than last year; with the exclusion of the unusual adjustment noted above, YTD income is $124 thousand or $60 thousand lower than the prior year.

Sales revenues are $23,504 thousand, or $983 thousand higher than last year. Revenue increases are primarily attributable to the cake icing business growth as well as strong increases in both industrial and deli, partially offset by Foodservice; Foodservice had lost two key customers in February, 1995.

The raw material cost increases in flour, cheese, and packaging were not fully offset throughout the year, resulting in the cost of goods sold increasing from 74% to 79%. The Company believes this lag in cost recovery is being dampened.

SG&A at $4,905 thousand is $620 thousand lower than prior year. As noted in the discussion above, 1996 SG&A included a one time effect of $207 thousand.

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K

                 a) Exhibits
                    None

                 b) Reports on Form 8-K
                    No reports on Form 8-K were filed by the Company during the quarter ended March 2, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PIEMONTE FOODS, INC.

Date                                By __________________________________
                                        Virgil L. Clark
                                        President and CEO


                                       __________________________________
                                       Roy E. Gogel
                                       Vice President/CFO


                                       __________________________________
                                       T. Patrick Costello
                                       Executive Vice President