Form 10-K/A
period 1995-06-03
PIEMONTE FOODS INC
filed 1996-04-24
CIK 813765

                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.
                              20549


                            FORM 10-K/A
                            AMENDMENT 2



            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 3, 1995 amended as of April 24, 1996
                                                Commission File No. 0-15696


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

                          1993         None
                          1994         5% stock dividend (August 1993)
                          1995         5% stock dividend (August 1994)


     There were 1,448,261 shares of common stock outstanding as of July 31, 1995.

Item 6.  SELECTED FINANCIAL DATA (Note 1)



                              1995          1994          1993          1992        1991

Net Sales                  30,483,161    29,874,548    24,072,414    23,504,519  22,964,472

Income from continuing
operations                    105,719       499,422       684,513       627,570     442,923

Income from continuing
operations per common
share                            0.07          0.32          0.49          0.52        0.37

Total Assets               11,226,223    10,817,273     9,326,636     9,034,942   8,518,298

Long Term Liabilities       1,357,224       889,510     1,335,070     1,780,630   2,226,190

Dividends per Share               (1)           (2)


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

See Accompany Notes to Consolidated Financial Statements.

                    PIEMONTE FOODS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
    For the Fiscal Years Ended June 3, 1995, May 28, 1994 and May 29, 1993


                                                         As Restated           As Restated    As Restated
                                                            1995                  1994          1993
                                                          (52 weeks)           (52 weeks)      (52 weeks)
NET SALES                                                $30,483,161           $29,874,548    $  24,072,414

OPERATING EXPENSES
     Cost of sales                                          22,871,329          21,439,486       17,023,722
     Selling, general and administrative expenses            7,241,706           7,516,819        5,871,156

          Total                                             30,113,035          28,956,305       22,894,878

OPERATING INCOME                                               370,126             918,243        1,177,536

OTHER EXPENSE (INCOME)
     Interest expense                                          153,190             114,470          122,917
     Loss on disposal of assets                                 98,980                   -                -
     Interest income                                           (39,421)            (33,910)         (43,626)
     Other expense (income)                                    (49,342)            (44,739)         (29,268)

          Net other expense                                    163,407              35,821           50,023

INCOME BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT ADJUSTMENT                              206,719             882,422        1,127,513

PROVISION FOR INCOME TAXES                                     101,000             383,000          443,000

INCOME BEFORE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                      105,719             499,422          684,513

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                           -               57,906               -

NET INCOME                                                 $   105,719         $   557,328       $  684,513

Earnings per common and common equivalent shares:

Before cumulative effect of change in accounting princi           0.07                0.32             0.49
Cumulative effect of change in accounting principle                 -                 0.04               -

                                                                  0.07                0.36             0.49


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

Had the results of operations been included in the financial statements for the full year of acquisition and the prior year, the following sales and net income for existing shares adjusted of the combined companies would be as follows:

                                           1994         1993
     Sales                             $31,048,554  $26,835,937
     Income before effect of
         change in accounting
         principle                     $   499,422  $   684,513
     Net income                        $   667,789  $   829,915
     Earnings/share
         Before change                        0.32         0.46
         If restated                          0.43         0.56


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


 Bid Price Common Stock


      High                                 $        9 1/4       7 1/2        9 1/4        9 1/2
      Low                                  $        7 3/4           5        6 1/2        6 3/4


                                                     3rd Quarter                4th Quarter
                                                   1995         1994         1995        1994

 Net Sales                                 $         7,331       8,140        8,050       8,522

 Gross Profit                              $         1,818       2,295        1,926       2,615

 Net Income (Loss)                         $           55         120          (78)        342


 Per Share Net Income (Loss)               $         0.04        0.08        (0.05)       0.24

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

                                                  PIEMONTE FOODS, INC.
                                                  (Registrant)

                                                  By  s/Virgil L. Clark
                                                    Virgil L. Clark, CEO

                                                  Date      April 24, 1996

                                                  By  s/Roy E. Gogel
                                                    Vice President/CFO

                                                  Date      April 24, 1996

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