Form 10-Q/A
period 1996-03-02
PIEMONTE FOODS INC
filed 1996-04-25
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.
                                    20549

                                 FORM 10-Q/A
                                 AMENDMENT 1

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                          as amended April 24, 1996

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


See accompanying notes to Financial Statements

                            PIEMONTE FOODS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

   For the three and nine months ended March 2, 1996 and February 25, 1995



                                                Three Months            Nine Months
                                              1996        1995        1996        1995

Net Sales                                  8,877,774   7,331,584   23,503,987   22,433,355

Operating Expenses
 Cost of Goods Sold                        6,892,456   5,513,664   18,520,614   16,846,774
 Selling, general and administrative       1,707,663   1,705,566    4,904,688    5,198,866
                                           8,600,119   7,219,230   23,425,302   22,045,640

Operating Income                             277,655     112,354       78,685      387,715

Other Expenses
 Interest expense                             45,996      36,828      130,563      104,912
 Other expense (income)                       (4,572)    (20,182)     (19,880)     (51,713)
 Sale of assets                                    0           0        4,781            0
 Interest income                              (6,403)    (11,379)     (25,843)     (26,191)
                                              35,021       5,267       89,621       27,008

Income Before Income Taxes                   242,634     107,087      (10,936)     360,707

Provision for Income Taxes                    92,200      52,473       (4,156)     176,747

Net Income (Loss)                            150,434      54,614       (6,780)     183,960

Average Number of Shares Outstanding       1,510,530   1,529,429    1,515,048    1,539,022

Net Income Per Share                            0.10        0.04        (0.00)        0.12


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

Cost of goods are continuing to climb, particularly in flour and, to a lesser extent, cheese. As a percent of sales, this is represented in an increase from 75.2% to 77.6%.

SG&A expenses remained relatively flat versus prior year despite the contractual commitment noted above.

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

The raw material cost increases in flour, cheese, and packaging were not fully offset throughout the year, resulting in the cost of goods sold increasing from 75% to 79%. The Company believes this lag in cost recovery is being dampened.

SG&A at $4,905 thousand is $294 thousand lower than prior year. As noted in the discussion above, 1996 SG&A included a one time effect of $207 thousand.

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