Form 10-Q/A
period 1996-03-02
PIEMONTE FOODS INC
filed 1996-05-29
CIK 813765

This amendment is solely for the purpose of adding the FDS.

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.
                                    20549

                                 FORM 10-Q/A
                                 AMENDMENT 2

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                          as amended May 29, 1996

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