Form 10-Q
period 1996-08-31
PIEMONTE FOODS INC
filed 1996-10-10
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.
                                      20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended August 31, 1996 Commission File No. 0-15696

                               PIEMONTE FOODS INC.
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

       Registrant's telephone number, including area code: (864) 242-0424


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes__X____ No______



The number of shares of common stock outstanding as of September 30, 1996 was 1,476,683.

                              PIEMONTE FOODS, INC.

                               INDEX TO FORM 10-Q


Part I.           Financial Information

                  Item 1.  Financial Statements, unaudited

                           Consolidated Balance Sheets - August 31, 1996, and June 1, 1996.

                           Consolidated Statements of Operations for the First Quarter ended August 31, 1996, and September 2, 1995.

                           Consolidated Statements of Cash Flows for the First Quarter ended August 31, 1996, and September 2, 1995.

                           Notes to Consolidated Financial Statements.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II           Other Information

                  Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit 27.  Financial data schedule

                              PIEMONTE FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                      August 31, 1996   June 1, 1996
 Cash & cash equivalents                            705,494    1,658,514
 Accounts receivable, net                         1,901,819    2,265,873
 Inventories                                      1,563,907    1,210,154
 Prepaid expenses                                   523,949      518,796
  TOTAL CURRENT ASSETS                            4,695,169    5,653,337

PROPERTY, PLANT & EQUIPMENT, NET                  5,016,440    5,044,217

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
 Excess of cost over fair value of net assets
    acquired                                        762,120      770,358
 Investment in joint venture                        872,605      794,913
 Other assets                                        88,769       98,195
  Total                                           1,723,494    1,663,466

  TOTAL ASSETS                                   11,435,103   12,361,020

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt                  502,857      502,857
 Accounts payable, trade                          1,143,790    1,091,045
 Accrued promotional allowances                      41,892       76,163
 Accrued compensation and payroll taxes              96,967      143,084
 Accrued property taxes                              39,626       70,075
 Other accrued expenses                              35,153      273,199
  TOTAL CURRENT LIABILITIES                       1,860,285    2,156,423

LONG-TERM DEBT                                    3,203,810    3,329,524

DEFERRED INCOME TAXES                               437,095      437,095

STOCKHOLDER'S EQUITY
 Common stock                                        14,762       14,770
 Capital in excess of stated value of common
      stock                                       2,800,306    2,800,305
 Retained earnings                                3,118,845    3,622,903
  TOTAL STOCKHOLDER'S EQUITY                      5,933,913    6,437,978

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       11,435,103   12,361,020


See accompanying notes to Financial Statements

                              PIEMONTE FOODS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended August 31, 1996 and September 2, 1995


                                          Three Months
                                         FY97         FY96
Net Sales                                 5,981,402 6,641,954

Operating Expenses
  Cost of Goods Sold                      5,144,017 5,476,049
  Selling, general and administrative     1,365,861 1,504,251
                                          6,509,878 6,980,300

Operating Loss                             (528,476) (338,346)

Other Expenses
  Interest expense                           67,149    39,210
  Loss on disposal of assets                      0     3,757
  Equity in loss on European joint venture  149,900         0
  Interest income                           (19,976)  (11,125)
  Other income                               (5,492)   (1,550)
                                            191,581    30,292

Loss Before Income Taxes                   (720,057) (368,638)

Income Tax Benefit                          216,000   140,082


Net Loss                                   (504,057) (228,556)


Average Number of Shares Outstanding      1,518,220 1,525,160

Net Loss Per Share                            (0.33)    (0.15)

See accompanying notes to Financial Statements.

                              PIEMONTE FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended August 31, 1996 and September 2, 1995


                                                  Three Months
                                                 FY97       FY96
Cash Flows From Operating Activities
 Net loss                                      (504,057)  (228,556)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                203,935    193,568
   Decrease (increase) in:
    Receivables                                 364,054   (160,891)
    Inventories                                (353,753)   123,308
    Prepaid expenses                             (5,153)  (248,061)
    Other assets                                  9,426      3,753
    Equity in loss on European joint venture    149,900          0
   Increase (decrease) in:
    Accounts payable                             52,745    293,058
    Accrued liabilities                        (348,883)   (21,016)
Net cash used in operating activities          (431,786)   (44,837)

Cash Flows from Investing Activities
 Purchases of property, plant and equipment    (167,921)  (203,119)
 Investment in European joint venture          (227,592)  (308,532)
Net cash used in investing activities          (395,513)  (511,651)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock              (7)    11,659
 Advances on credit line                              0    500,000
 Repayment of long-term debt                   (125,714)  (152,283)
Net cash provided by financing activities      (125,721)   359,376

Net decrease in cash                           (953,020)  (197,112)

Cash, beginning of period                     1,658,514    885,967

Cash, end of period                             705,494    688,855


See accompanying Notes to Financial Statements

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1996



Note 1   Principles of Consolidation

         The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of August 31, 1996 and the related statements of operations and cash flows for the three month period then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

                  Working capital at the end of the First Quarter was $2.8 million. Receivables were drawn down during the period while payables were held relatively constant. Inventories increased $354 thousand; this was caused by both a year-end focus on lowering inventories and a conscious decision to build inventories at the end of the quarter anticipating price increases in commodities such as cheese.

                  During the quarter $168 thousand was spent on capital improvements and $228 thousand was advanced to the joint venture in Holland; both were funded through long-term debt. The company is in compliance with all restrictive covenants imposed by its lender.


                  RESULTS OF OPERATIONS

                  Quarter Ended August 31, 1996 Compared to
                  Quarter Ended September 2, 1995

                  Revenues for the First Quarter were $6.0 million which were $0.7 million or 10% lower than last year. Lower revenues were primarily in the Industrial trade channel in which the loss of a significant reduction in volume by several customers accounted for the preponderance of the loss. Cost of goods sold increased from 82.4% of sales last year to 86.0% this year. The increase reflects both higher materials and overhead costs. Material cost increases outstripped our customers' abilities to absorb price increases in a methodical manner, particularly in the first portion of the Quarter. Overheads were reduced 4% versus prior year through aggressive review; however, the gross margin percentage was reduced due to lower sales revenues. Combined, this resulted in an operating loss of $528 thousand, which was $190 thousand unfavorable versus the prior year.

                  Selling, general, and administrative expenses were lowered $138 thousand or 9% as the company continues its proactive measures to minimize losses.

                  Overall U. S. losses for the Quarter were $354 thousand, $126 thousand or 55% unfavorable versus the loss reported last summer. On a per share basis, U. S. earnings were ($.23/share) versus ($.15/share) PY.

                  The Company's share of Holland's losses in the First Quarter was $150 thousand; total joint venture losses were $300 thousand. This negatively impacted reported earnings ($.10/share). Baking pans required for 40% of the projected business were unsatisfactory and new U. S. manufactured pans were not received until after the close of the Quarter. Additionally, July's fixed costs during low production due to European vacations further hampered their profitability. The joint venture should break-even financially during the subsequent quarter and begin a profitable ascent.

Part II           Item 6.  Exhibits and Reports on Form 8-K

                           a)   Exhibits required by Item 601 of Regulation S-K
                                     None

                           b)   Reports on Form 8-K
                                    Form 8-K was filed July 18, 1996, to
                                    announce the Board's decision, selecting
                                    Ernst and Young as the Certified Accountant.
                                    Form 8-K-A1 was filed September 4, 1996, announcing the conclusion of Pope, Smith, Brown, & King's work as part of the transition to Ernst & Young. Form 8-K-A2 was filed September 18, 1996, to include the time period from July 18 through August 30, 1996, as encompassed within the past two years.

                           Exhibit 27.      Financial data schedule


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                     PIEMONTE FOODS, INC.


Date____________________                    _________________________
                                                     Virgil L. Clark
                                                      President/CEO


                                             -------------------------
                                                      Roy E. Gogel
                                                     Vice Pres/CFO