Form 10-Q
period 1996-11-30
PIEMONTE FOODS INC
filed 1997-01-14
CIK 813765

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.
                                      20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended November 30, 1996 Commission File No. 0-15696

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


                               Yes__X____ No______



The number of shares of common stock outstanding as of December 31, 1996 was 1,476,683.

                              PIEMONTE FOODS, INC.

                               INDEX TO FORM 10-Q


Part I.           Financial Information

                  Item 1.  Financial Statements, unaudited

                           Consolidated Balance Sheets - November 30, 1996, and June 1, 1996.

                           Consolidated Statements of Operations for the three and six months ended November 30, 1996, and December 2, 1995.

                           Consolidated Statements of Cash Flows for the three and six months ended November 30, 1996, and December 2, 1995.

                           Notes to Consolidated Financial Statements.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II           Other Information

                  Item 4   Submission of Matters to a Vote of Security Holders

                  Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit 27.  Financial data schedule

                              PIEMONTE FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS




ASSETS                                      November 30, 1996 June 1, 1996
CURRENT ASSETS
 Cash & cash equivalents                            604,385    1,658,514
 Accounts receivable, net                         2,086,985    2,265,873
 Inventories                                      1,581,219    1,210,154
 Prepaid expenses                                   706,408      518,796
  TOTAL CURRENT ASSETS                            4,978,997    5,653,337

PROPERTY, PLANT & EQUIPMENT, NET                  4,964,903    5,044,217

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
 Excess of cost over fair value of net assets
     acquired                                       753,882      770,358
 Investment in joint venture                        754,825      794,913
 Other assets                                        81,386       98,195
  Total                                           1,590,093    1,663,466

  TOTAL ASSETS                                   11,533,993   12,361,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt                  502,857      502,857
 Accounts payable, trade                          1,579,725    1,091,045
 Accrued promotional allowances                      65,102       76,163
 Accrued compensation and payroll taxes              98,227      143,084
 Accrued property taxes                              61,293       70,075
 Other accrued expenses                             270,335      273,199
  TOTAL CURRENT LIABILITIES                       2,577,539    2,156,423

LONG-TERM DEBT                                    3,078,095    3,329,524

DEFERRED INCOME TAXES                               437,095      437,095

STOCKHOLDERS' EQUITY
 Common stock                                        14,773       14,770
 Capital in excess of stated value of
      common stock                                2,802,934    2,800,305
 Retained earnings                                2,623,557    3,622,903
  TOTAL STOCKHOLDERS' EQUITY                      5,441,264    6,437,978

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       11,533,993   12,361,020


See accompanying notes to Financial Statements

                             PIEMONTE FOODS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended November 30, 1996 and December 2, 1995

                                          Three Months         Six Months
                                       FY97      FY96       FY97       FY96
Net sales                           6,034,329 7,984,259  12,015,731 14,626,213
Operating expenses
  Cost of goods sold                5,074,139 6,152,109  10,218,156 11,628,158
  Selling, general and
      administrative                1,514,501 1,692,774   2,880,362  3,197,025
                                    6,588,640 7,844,883  13,098,518 14,825,183

Operating income (loss)              (554,311)  139,376  (1,082,787)  (198,970)

Other Expenses
  Interest expense                     75,830    45,357     142,979     84,567
  Loss on disposal of assets                0     1,024           0      4,781
  Equity in loss on European
     joint venture                    119,014         0     268,914          0
  Interest income                     (15,100)   (8,315)    (35,076)   (19,440)
  Other income                         (7,766)  (13,758)    (13,258)   (15,308)
                                      171,978    24,308     363,559     54,600
Income (loss) before income taxes    (726,289)  115,068  (1,446,346)  (253,570)

Income tax benefit (expense)          231,000   (43,726)    447,000     96,356


Net income (loss)                    (495,289)   71,342    (999,346)  (157,214)


Average number of shares
   outstanding                       1,497,936 1,529,803   1,497,936  1,529,803


Net Income (loss) per share             (0.33)     0.05       (0.67)     (0.10)


See accompanying notes to Financial Statements.

                            PIEMONTE FOODS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Three and Six Months Ended November 30, 1996 and December 2, 1995


                                         Three Months          Six Months
                                         FY97     FY96       FY97       FY96
Cash Flows From Operating Activities
 Net loss                              (495,289)  71,342    (999,346) (157,214)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization        151,468  186,138     355,403   379,706
   Decrease (increase) in:
    Receivables                        (185,166)(362,033)    178,888  (522,924)
    Inventories                         (17,312)(246,613)   (371,065) (123,305)
    Prepaid expenses                   (182,459) 191,533    (187,612)  (56,528)
    Other assets                          7,383  (40,174)     16,809   (36,421)
    Equity in loss on European joint
       venture                          119,014        0     268,914         0
   Increase (decrease) in:
    Accounts payable                    435,935  229,973     488,680   523,031
    Accrued liabilities                 281,319  (41,213)    (67,564)  (62,229)
Net cash provided by (used in)
      operating activities              114,893  (11,047)   (316,893)  (55,884)

Cash Flows from Investing Activities
 Purchases of property, plant and
      equipment                         (91,692)(168,947)   (259,613) (372,066)
 Investment in European joint venture    (1,234)       0    (228,826) (308,532)
Net cash used in investing activities   (92,926)(168,947)   (488,439) (680,598)

Cash Flows From Financing Activities
 Proceeds from issuance of common
     stock                                2,639   (3,751)      2,632     7,908
 Advances on credit line                      0        0           0   500,000
 Repayment of long-term debt           (125,715)(152,283)   (251,429) (304,566)
Net cash provided by financing
     activities                        (123,076)(156,034)   (248,797)  203,342

Net decrease in cash                   (101,109)(336,028) (1,054,129) (533,140)

Cash, beginning of period               705,494  688,855   1,658,514   885,967

Cash, end of period                     604,385  352,827     604,385   352,827


See accompanying Notes to Financial Statements

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                November 30, 1996



Note 1   Principles of Consolidation

         The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of November 30, 1996 and the related statements of operations and cash flows for the six month period then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS

             LIQUIDITY AND CAPITAL RESOURCES

             Working capital at the end of the Second Quarter was $2,401,458. Versus year-end, the reduction in working capital of $1,095,456 is primarily in cash as discussed in the First Quarter and an increase of $488,680 in payables. During the Second Quarter, working capital was lowered $433,426. This was primarily due to the payables increase, partially offset by receivables.

             During the quarter, $91,692 was spent on capital improvements. Investments were primarily in the cake icing Facility in Nashville.

             Due to the loss this quarter, we are outside of bank covenants on our long term debt; by covenant, dividend declarations are restricted. Exhaustive internal reviews of company operations are continuing; management believes it can comply long-term with the bank covenants.

             RESULTS OF OPERATIONS

             Quarter Ended November 30,1996 Compared to
             Quarter Ended December 2,1995


             Sales for the Second Quarter were $6,034,329 versus $7,984,259 last year. The decrease in sales were primarily in two of our trade channels. In Industrial, the reduced volume of several large customers and the loss of several customers account for $792,946; approximately one- fourth of this is our joint venture partner's topping company and was planned. In Fundraising we have lost $985,272 QTD primarily due to a new competitor entering the marketplace; this challenge will continue and we are both retrenching and exploring new avenues of opportunity. Cost of Goods sold increased from 77.1% PY to 84.1% this year. The reason for this increase is two-fold: as the volume decreases, our overhead costs are absorbed over a smaller base, thus increasing per unit cost, despite lower overhead costs. Also, the higher material costs could not be totally passed on to our customers as quickly as they were incurred.

             As we continue to reduce SG & A costs, costs were lowered $178,273, or 10%. This is an area where we continue to control costs, and expect continued reductions in the future.

             Overall, U.S. losses for the Quarter were $376,275 versus $71,342 income last year. On a per share basis, U.S. earnings were ($.25/share) versus $.05/share PY.

             The company's share of Holland's losses in the Second Quarter was $119,014; total joint venture losses were double or $238,028; this negatively impacted reported earnings $.08/share. The Company's portion of the joint venture's losses is fully recognized. Our new audit partners have advised that consolidated financials in which the joint venture's earnings or losses are recognized under equity accounting do, in fact, flow through to the parent company; this is contrary to previous accounting advice. All baking pans required for production were received by the beginning of the second quarter; consequently, the start up is now a historical event. Whereas the joint venture is approaching break-even on a cash flow basis, we are not yet at a break-even on a book basis.



             Six Months Ended November 30, 1996 Compared to
               Six Months Ended December 2,1995

             Sales are $12,015,731 or $2,610,483 lower than last year. Sales losses are primarily due to Industrial and Fundraising trade channel loss as discussed above.

             Costs of Goods increased to 85% as price increases did not offset material changes and the effect of volume reductions on overheads which negatively impacted contribution margins.

             SG & A costs for the six months were $2,880,362 or $316,663 lower than last year. This reflects a 10% reduction.

             On a YTD basis, U.S. losses were $730,432, $573,218 greater than the loss in the prior year, and reflects a per share loss of $(.49), which is $.39 unfavorable versus last year.

             The YTD loss attributable to the joint venture in Holland is $268,914 or $.18/share. Cumulatively, the Corprate YTD net loss is $999,346, or ($0.67/share). This is $842,132 or $0.57/share unfavorable versus prior year,

Part II           Item 4.  Submission of Matters to a Vote of Security Holders.
                  At the Annual Meeting of Shareholders on October 17, 1996, the following proposals were approved:

                  1. To reduce the size of the Board to six directors with Board authority to modify the size from six to nine. Votes for 1,112,282; against 25,122; abstentions 6,094.

                  2. To ratify the appointment of Ernst and Young LLP as the Company's independent auditors for the fiscal year ending, 1997. Votes for 1,127,875, against 9,503; abstentions 6,120.

                  Item 6.  Exhibits and Reports on Form 8-K

                           None

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