Form 10-Q
period 1997-03-01
PIEMONTE FOODS INC
filed 1997-04-14
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.
                                      20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 1, 1997 Commission File No. 0-15696

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


                               Yes__X____ No______



The number of shares of common stock outstanding as of March 1, 1997 was 1,512,258.

                              PIEMONTE FOODS, INC.

                               INDEX TO FORM 10-Q


Part I.           Financial Information

                  Item 1.  Financial Statements (Unaudited)

                           Consolidated Balance Sheets - March 1, 1997, and June 1, 1996.

                           Consolidated Statements of Operations for the three and nine months ended March 1, 1997, and March 2, 1996.

                           Consolidated Statements of Cash Flows for the three and nine months ended March 1, 1997, and March 2, 1996.

                           Notes to Consolidated Financial Statements -
                           March 1, 1997.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II           Other Information

                  Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 27.  Financial data schedule

PIEMONTE FOODS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS                                       March 1, 1997  June 1, 1996
CURRENT ASSETS
 Cash and cash equivalents                  $     282,949 $   1,658,514
 Accounts receivable, net                       2,124,161     2,265,873
 Inventories                                    1,214,404     1,210,154
 Prepaid expenses                                 667,249       518,796
  TOTAL CURRENT ASSETS                          4,288,763     5,653,337

PROPERTY, PLANT AND EQUIPMENT, NET              4,935,969     5,044,217

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
 Excess of cost over fair value of net
  assets acquired                                 745,644       770,358
 Investment in joint venture                      676,679       794,913
 Other assets                                      67,819        98,195
  Total                                         1,490,142     1,663,466

  TOTAL ASSETS                              $  10,714,874 $  12,361,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt          $     502,857 $     502,857
 Accounts payable, trade                        1,539,404     1,091,045
 Accrued promotional allowances                   103,128        76,163
 Accrued compensation and payroll taxes           138,657       143,084
 Accrued property taxes                            23,000        70,075
 Other accrued expenses                           159,953       273,199
  TOTAL CURRENT LIABILITIES                     2,466,999     2,156,423

LONG-TERM DEBT                                  2,994,286     3,329,524

DEFERRED INCOME TAXES                             437,095       437,095

STOCKHOLDERS' EQUITY
 Common stock                                      15,123        14,770
 Capital in excess of stated value of
  common stock                                  2,846,221     2,800,305
 Retained earnings                              1,955,150     3,622,903
  TOTAL STOCKHOLDERS' EQUITY                    4,816,494     6,437,978

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  10,714,874 $  12,361,020


See accompanying notes to Financial Statements

PIEMONTE FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 1, 1997 and March 2, 1996


                               Three Months Ended          Nine Months Ended
                               March 1, 1997 March 2, 1996 March 1, 1997 March 2, 1996
Net sales                     $  6,054,141 $   8,877,774 $  18,069,872 $  23,503,987

Operating expenses
  Cost of goods sold             5,148,576     6,892,456    15,366,732    18,520,614
  Selling, general and
   administrative                1,397,774     1,707,663     4,278,136     4,904,688
                                 6,546,350     8,600,119    19,644,868    23,425,302

Operating (loss) income           (492,209)      277,655    (1,574,996)       78,685

Other (income) expenses
  Interest expense                  63,671        45,996       206,650       130,563
  Loss on disposal of assets           500             0           500         4,781
  Equity in loss on joint
   venture                         139,631             0       408,545             0
  Interest income                  (21,782)       (6,403)      (56,858)      (25,843)
  Other income                      (5,822)       (4,572)      (19,080)      (19,880)
                                   176,198        35,021       539,757        89,621

(Loss) income before income
 taxes                            (668,407)      242,634    (2,114,753)      (10,936)

Income tax benefit (expense)             0       (92,200)      447,000         4,156


Net (loss) income              $  (668,407)$     150,434 $  (1,667,753)$      (6,780)


Average number of shares
 outstanding                     1,508,478     1,510,530     1,508,478     1,515,048


Net Income (loss) per share          (0.44)$        0.10 $       (1.11)$       (0.00)


See accompanying notes to Financial Statements.

PIEMONTE FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Nine Months Ended March 1, 1997 and March 2, 1996


                                       Three Months Ended          Nine Months Ended
                                       March 1, 1997 March 2, 1996 March 1, 1997  March 2, 1996
Cash Flows From Operating Activities
 Net (loss) income                    $   (668,407)$     150,434 $   (1,667,753)$       (6,780)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization           171,417       185,141        526,822        558,421
   Equity in loss on joint venture         139,631             0        408,545              0
   (Increase) Decrease in:
    Receivables                            (37,176)     (655,202)       141,712     (1,178,126)
    Inventories                            366,815       474,917         (4,250)       351,612
    Prepaid expenses                        39,159       208,519       (148,453)       151,991
    Other assets                            13,567      (109,695)        30,376       (146,116)
   (Decrease) increase in:
    Accounts payable                       (40,321)     (527,128)       448,359         (4,097)
    Accrued liabilities                    (70,219)       37,210       (137,783)       (25,019)
Net cash used in operating activities      (85,534)     (235,804)      (402,425)      (298,114)

Cash Flows from Investing Activities
 Purchases of property, plant and
  equipment                               (134,245)      (41,151)      (393,860)      (406,791)
 Investment in European joint venture      (61,485)     (700,000)      (290,311)    (1,008,532)
Net cash used in investing activities     (195,730)     (741,151)      (684,171)    (1,415,323)

Cash Flows From Financing Activities
 Proceeds from issuance of common stock     43,637        49,535         46,269         57,443
 Advances on credit line                         0      (500,000)             0              0
 Addition (repayment) of long-term debt    (83,809)    2,296,306       (335,238)     1,991,740
Net cash (used in) provided by
 financing activities                      (40,172)    1,845,841       (288,969)     2,049,183

Net (decrease) increase in cash           (321,436)      868,886     (1,375,565)       335,746

Cash, beginning of period                  604,385       352,827      1,658,514        885,967

Cash, end of period                   $    282,949 $   1,221,713 $      282,949 $    1,221,713


See accompanying Notes to Financial Statements

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  March 1, 1997



Note 1   Notes to Condensed Consolidated Financial Statements (unaudited)

         The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of March 1, 1997, and the related statements of operations and cash flows for the nine month period then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

Note 2   Swaps

         On October 15, 1996, the Company exercised an interest rate swap agreement with a notional amount of $2.1 million that it uses to convert the variable interest rate of its commercial paper borrowings to intermediate-term fixed interest rates. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, the Company pays 7.98 percent interest and receives LIBOR plus 1 1/2 percent, calculated on the notional amount. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in 2000. As LIBOR decreases, interest payments received and the market value of the swap position decrease.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

                  Working capital at the end of the Third Quarter was $1,821,764. Versus year-end, the reduction in working capital of $1,675,150 is primarily due to lower cash $1,375,565 and an increase in payables of $448,359. During the Third Quarter, working capital was lowered $579,694. This is attributed primarily to our cash posture lower by $321,436 driven by the operational losses, but also our reduced inventory levels $366,815 directed by stronger management attention.

                  During the Quarter, $194,245 was invested in Company assets and our Joint Venture. Investments in Nashville totaled $71,157 primarily for the freezer and modifications necessitated by local ordinances and $59,089 in Frankfort for an additional pizza line and building upgrades. An incremental $60,000 was invested in our Joint Venture in Holland bringing our total gross investment in Holland to $1,338,826.

                  We are not in violation of our bank covenants.

                  RESULTS OF OPERATIONS

                  Quarter Ended March 1, 1997
                  Compared to March 2, 1996

                  Sales for the Third Quarter were $6,054,141 versus $8,877,774 last year. This is a reduction in sales of $2,823,633 or 32%. Industrial and Foodservice volume at $5,167,922 is $1,459,826 or 28% lower than last year because several of our customers had lower sales themselves in addition to our joint venture partner being included in last year's results. The Deli channel at $1,605,921 is lower $606,837 or 27%. We lost a major customer at the same time we gained one; however the timing was such that a lag occurred. Fundraising at $168,715 is $576,573 or 77% lower than prior year. Fundraising continues to face competition, but is being rebuilt.

                  Cost of Goods at 85.0% is again higher than the Quarter in the prior year, 77.6%. This is driven primarily by overheads spread over lower volumes. Despite proactive measures that have been taken, the current period volume shortfall accounts for 6.8% or 92% of the 7.4% difference between years.

                  SG&A is $309,889 lower in the Quarter than in the prior year. This 18% reduction is indicative of management's attention to controllable costs.

                  Overall, U.S. losses for the Quarter were $528,776 versus $150,434 income in the previous year. On a per share basis, U.S. earnings were a loss of $0.35/share versus $0.10/share prior year.

                  The Company's share of our Joint Venture's loss in Holland during the Third Quarter was $139,631, which was 50% of the total loss of $279,262. Having not been in production last year, current Quarter results are both actuals and the net difference between years. Sales for the Third Quarter increased 27% over the previous Quarter. The joint venture is still not at a break-even either on a book or cash flow basis.

                  Nine Months Ended March 1, 1997 Compared to
                  Nine Months Ended March 2, 1996

                  Sales for the nine months totaled $18,069,872 or $5,434,115 lower than the same period last year. The reduction in volume continues to be primarily in Industrial, $5,443,314, a reduction of $2,559,885; and Fundraising, $501,353, a reduction of $1,696,992. Deli sales at $5,720,662 were $727,068 lower than the prior year.

                  Cost of Goods at 85% continues to reflect overhead costs spread on the reduced volumes as well as early year cost increases not fully reflected in pricing.

                  Cost controls reflected in SG&A continue to track favorably versus prior year. Total SG&A for the nine month period was $4,278,136, versus a reported $4,904,688 in the prior year.

                  The Corporate YTD net loss was $1,667,753 or $1.11/share. This reflected a reduction in income of $1,660,973 versus the prior year, or $1.11/share lower. The U. S. losses were $1,259,208, or $1,252,428 lower than the nine months in the previous year; on a per share basis, this loss represented $0.84/share versus a loss of $0.00/share last year. The loss in the joint venture on a YTD basis was $408,545, or $0.27/share.

Part II  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K
                  None











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