Form 10-K
period 1997-03-31
PIEMONTE FOODS INC
filed 1997-08-29
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.
                                      20549


                                    FORM 10-K


                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OR 1934



                     For the fiscal year ended May 31, 1997
                           Commission File No. 0-15696



                              PIEMONTE FOODS, INC.
             (Exact name of registrant as specified in its charter)

   South Carolina                                              57-0626121
(State of other jurisdiction of                           I. R. S. Employer
 incorporation of Organization)                             Identification

              400 Augusta Street, Greenville, South Carolina 29604
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (864) 242-0424

           Securities registered pursuant to Section 12(b) of the Act:

                                  Common Stock
                                (Title of Class)

                               NASDAQ (Small Cap)
                      Name of exchange on which registered

          Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X    No _______

         Aggregate market value of the voting stock (which consist solely of shares of Common Stock) held by non-affiliates of the registrant as of August 25, 1997, computed by reference to the closing price of the registrant's Common
Stock: $4,651,284.

         The number of shares of common stock outstanding as of August 25, 1997 was 1,550,428.

                                     PART I

ITEM 1. BUSINESS



         Piemonte Foods, Inc. is a South Carolina Corporation with its principal offices located at 400 Augusta Street, Greenville, South Carolina. As used herein, the terms "Company" and "Piemonte" include Piemonte Foods, Inc. and its wholly owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc.

         Piemonte Foods, Inc. develops, produces and markets pizza-related food products. The product line consists of a wide variety of manufactured pre-baked pizza crusts, specialty meat toppings and completed pizza. The Company also distributes pizza sauces, pizza cheeses, vegetable pizza toppings and related packaging material under "Piemonte" brand name.

         The Company's products are sold in the wholesale food market to supermarket delicatessens foodservice distributors, national accounts and specialty fundraising programs for the public and private sector.

         The Company's products are sold through its own sales force as well as a network of regional food brokers and sales agents.

         As part of the Company strategy to restore profitability, by concentrating on its core pizza business, the following major changes were executed in 1997:

(bullet) On April 15, 1997, the Company sold its 50% interest in Piemonte Beheer MIJ B.V., a Holland corporation.

(bullet) On May 31, 1997, the Company sold its cake decorating business with selected assets.

(bullet) As of May 31, 1997, the restructuring of organization was completed with an overall reduction of 70 full-time employees including the cake operation.

(bullet) On August 11, 1997, Salem Carriers will be integrating the Company refrigerated delivery trucks into their network.

                               BUSINESS OPERATIONS



WHOLESALE FOOD SALES


Foodservice/National Accounts


         The Company sells its total line of pizza related products through national and regional distributors that maintain central warehouses, institutional and industrial customers, convenience stores and certain governmental agencies. The Company produces Piemonte brand products and private label products from confidential recipes for large national accounts. Sales to the Foodservice/National accounts accounted for approximately 58%, 54% and 58% of the Company's revenues during 1995, 1996, and 1997.

Supermarkets

         The company sells two types of products through the supermarket delicatessens; (1) a branded Italian flat bread under the Piemonte Focaccia label, packed to be shelf-stable for an extended period of time and designed to be used as either a base for gourmet pizza or bread product and (2) a complete line of Piemonte pizza components which are used by supermarket personnel to prepare a fresh, already prepared pizza to be displayed in the delicatessen refrigerated display cases.

         Supermarket pizza related sales accounted for 27%, 28% and 30% of the Company's revenue during 1995, 1996, and 1997.

         As stated earlier, the cake decorating business was sold at year end.

         Supermarket cake sales accounted for 4%, 8% and 10% of the Company's revenue during 1995, 1996 and 1997.

FUNDRAISING PROGRAM


         The Company supplies pizza products to schools and other organizations for fundraising purposes. Piemonte provides pre-packaged pizza kits which can be sold at a profit by schools or sponsored organizations. The kits offer a wide variety of pizza toppings, crusts, sauces and real cheeses. Consumers assemble the ingredients and bake.

         Piemonte experienced a major setback during 1997 as some former employees and agents started a competitive fundraising business. Piemonte has instituted litigation concerning this matter.

         Sales of the Company's products to various fund raising programs accounted for approximately 11%, 10% and 3% of the Company's revenues in 1995, 1996 and 1997.

The Distribution Network


         The Company distributes Piemonte brand and private label products to its wholesale customers from its manufacturing facilities as well as a centralized warehouse in Simpsonville, SC. Shipments are made promptly by the Company after receipt and acceptance of orders; therefore, there is no significant backlog of unfilled orders.

MAJOR CUSTOMERS


         The Company's business is not dependent on any single customer, but one Company, Kroger at 11% and 19% at May 31, 1997 and June 1, 1996, respectively, did account for more than 10% of the Company's consolidated revenues.


SOURCES AND AVAILABILTY OF RAW MATERIALS


         Flour, oils, meat, tomatoes, cheese, packaging materials and other related products are essential to the business of the Company. The Company has not experienced any shortages of these items essential to its operations. The Company currently has several sources of supply. Flour, meat, cheese, and other products used in production or for resale are subject to price fluctuations related to the commodities market.

         The Company has not experienced any adverse effect on its operations as a result of energy and fuel shortages. However, severe shortages of either in the future could have an adverse effect on the Company's business.

PATENTS, TRADEMARKS


         The name "Piemonte" is a registered trademark. The brand name enjoys a significant amount of brand equity among not only trade customers but consumers as well.


SEASONAL AND CYCLICAL NATURE OF BUSINESS


         As a result of a number of factors, the pizza business, and therefore, the business of the Company, experiences a period of lower activity in the summer months. The Company's operations are geared to the expectation of this annual seasonal decline.


COMPETITIVE CONDITIONS


         All segments of the pizza business are extremely competitive. Primary competition in the wholesale pre-baked pizza crust business includes Virga, TNT, and a number of small regional processors. Competition for supermarket deli sales includes Crestar Foods, Gilardi's and a number of regional pizza processors. In the specialty meat topping market, competition includes Doskocil Sausage Co., Capitol Wholesale Meats, H & M Meats, Arco Meats and many other national and regional packers. Our most important goal is to produce products that are superior in taste to our competition, and then support our customers through merchandising, marketing, service, and value.


REGULATIONS


         The Company is subject to various Federal, State and local laws affecting its business, including various health, environment, sanitation, and safety regulations. Our Frankfurt, IN facility operates under the United States Department of Agriculture (USDA) supervision. The Company believes its operations comply in all material respects with applicable laws and regulations.


EMPLOYEES

         The Company has 227 full and part-time employees.

ITEM 2. PROPERTIES


         The following table sets forth information concerning the Company's facilities:


                 Date Leased                                          Exp. Of            Approx.
                 or Acquired                                          Lease Term           Square
Location                             Description                                          Footage

Greenville, SC        1974           Corporate Headquarters, Bakery,       1998           67,000
                                     Distribution
Simpsonville, SC      1983           Warehousing and Distribution          1998           40,000
Chicago, IL           1990           Bakery & Distribution                 1999           30,000
Frankfort, IN         1988           USDA Meat Production and Regional     Owned          55,000
                                     Distribution
Nashville, TN         1996           Future Bakery and Distribution        2001           26,000



         The Company's manufacturing facilities were designed specifically for the operations they support. The facilities are adequate for current production and distribution needs.


ITEM 3. LEGAL PROCEEDINGS

         Piemonte has instituted litigation against certain former employees and agents arising out of the establishment of a competitive fundraising business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Matters subject to a vote at the regularly scheduled meeting are addressed in the Proxy mailed to all security holders.

                                                              PART II


ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF STOCK

         The Company's common stock trades on the NASDAQ Small-cap under the symbol PIFI. The shares have been traded since 1969. The prices shown below represent high and low bid prices exclusive of commissions and may not represent actual transactions.

                  1996              High             Low

                  1st               $5.75            $4.00
                  2nd               $6.00            $4.00
                  3rd               $5.25            $4.50
                  4th               $5.125           $4.50


                  1997              High             Low

                  1st               $5.125           $2.50
                  2nd               $2.625           $0.875
                  3rd               $1.50            $1.00
                  4th               $3.25            $0.5625 *

                  *No trading on Nasdaq from April 26, 1997 - July 28, 1997.

         The principal market makers of the Company's shares are Carr Securities in New York, New York, Hill, Thompson, Magid & Co. in Jersey City, New Jersey, Paragon Capital Corporation in New York, New York, and Sherwood Securities in New York, New York.

APPROXIMATE NUMBER OF EQUITY SECURITIES HOLDERS

Approximate Number of Record Holders
as of May 31, 1997

Common Stock, No Par Value       400

DIVIDEND HISTORY

         The following table sets forth information concerning cash dividends per share paid during fiscal years 1995, 1996 and 1997.

                           1995             5% stock dividend (August 1994)
                           1996             None
                           1997             None

          There were 1,544,428 shares of common stock outstanding as of May 31, 1997.

         Bank covenants restrict the declaration of dividends only to the extent such dividends would cause an Event of Default.

ITEM 6. SELECTED FINANCIAL DATA


                     1997               1996         1995            1994           1993

Net Sales             23,943,328     31,148,458     30,483,161    29,874,548    24,072,414

(Loss) Income
from continuing
operations            (1,943,665)      (638,599)       105,719       449,422       684,513

(Loss) Income from
continuing
operations
Per common
share                      (1.30)          (.42)          0.07          0.32          0.49

Total Assets           9,397,383     12,360,925     11,226,223    10,817,273     9,326,636

Long Term
Liabilities            2,124,134      3,329,524      1,357,224       889,510     1,335,070

Dividends per
Share                                                                     (1)            (2)



(1)   5% Stock Dividend  (August 1994)
(2)   5% Stock Dividend  (August 1993)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1997, working capital was $1,205,009 versus $3,496,515 for the end of fiscal 1996. The $2,291,506 working capital reduction reflects cash operating losses, planned capital expenditures of $443,000 and management's decision to prepay $1,000,000 of current and long term debt immediately following the fiscal year end (Note 5 Consolidated Financial Statement). Working capital remains at an acceptable level and exceeds our lender requirement of maintaining a $1,000,000 minimum working capital. The company has an available line of credit of $500,000 (Note 5 Consolidated Financial Statement) and cash of $591,000 is adequate. There has been no additional borrowing during the year. In the 4th quarter principal payments were suspended with our lender's cooperation. The principal payments were resumed June 15, 1997 in addition to the $1,000,000 principal prepayment on June 27, 1997 (Note 5 Consolidated Financial Statement).

         With the conclusion of the restructuring and refocus of the Company that began 6 months ago, the 50% interest in the Holland joint-venture was sold for $865,000 on April 15, 1997. The cake decorating business in Nashville with selected assets were sold for $120,000 on May 31, 1997.

         1996 compared to 1995

         Revenues for 1996 were $31.1 million, an increase of 2% versus $30.5 million in the previous year. Sales gains in the Retail Supermarket were partially offset by losses in Food Service. Retail gains were across numerous supermarkets, but were most highly focused within accounts purchasing cakes that are iced by the expanding Nashville business. Cake sales doubled between business years. Fundraising sales remained relatively flat.

         Gross margin declined to $6.4 million or 20.5% of sales, reflecting a 4.5% reduction in gross margin or a 18.0% decline versus last year's gross margin percent. Raw material increases in flour, corrugated, and cheese were not immediately passed on to the customers, partially due to competitive pressures as well as strong gain in lower margin cake business. Management has implemented measures to improve future profitability.

         Continued focus on selling, general, and administrative expenses resulted in costs of $6,676 thousand for the business year, or $566 thousand lower than the previous year.

         Financial performance for the Company's joint venture pizza crust facility in Holland lowered the full year earnings by $261 thousand, which was recognized in the Fourth Quarter. The joint venture losses are 50% of the total losses through May 31, 1996, reflecting facility construction and initial start-up phases. These costs were recognized in Holland as operational losses rather than capitalized start-up costs.

         Otherwise, Fourth Quarter earnings were low in the U.S. as well. Net income was a loss of $371 thousand or $293 thousand unfavorable versus prior year. $213 thousand of the loss represented numerous accounting adjustments; $153 thousand of it recognizing fixed assets that had been previously disposed.

         Due to the negative earnings recognized in the Fourth Quarter, the Company was in default of its bank covenants for the fiscal year-end testing. The Bank agreed to waive those covenant violations and new covenants have been agreed upon within which the Company is in compliance.


IMPACT OF INFLATION

         The Company does not believe that inflation has had a material effect on revenues or expenses for the previous three years. Inflation in raw material and labor costs do, however, shrink company margins, particularly in consonance with raw material market volatility.

RESULTS OF OPERATIONS

         1997 compared to 1996

         Revenues for 1997 were $23.9 million, a decrease of $7.2 million versus the previous year. The losses were spread across all three business units, due to the loss of three major customer, the transfer of production to Holland, demphasizing cake sales and the establishment of a competitive fundraising business.

         Gross margin declined to $3.5 million or 14.8% of sales as a result of lower volume, partially offset by a stable raw material market and an aggressive second half cost reduction program.

         Selling, general and administrative expenses were $5.9 million or a reduction of $800,000. This is due to volume, offset in part by the investment of a new computer system.

         In 1997 management has made major changes in all areas of the business to restore the Company to profitability; (1) the sale of low and unprofitable business units, (2) refocusing on our base pizza business and (3) a re-organization and upgrade of the company workforce. The re-organization of the workforce will net a $2 million annual savings.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA





                  The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           NONE

                                    PART III


A definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A of the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended May 31, 1997 is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



EXECUTIVE OFFICERS OF THE REGISTRANT


         The following is a list of names and ages of all the executive officers of the registrant, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during the past five years.

         Name                       Title                                Age

         Ronald T. Huth             Past Chairman & Director             64

         Virgil L. Clark            Chairman,President,CEO & Director    58

         T. Patrick Costello        COO & Director                       54

         David B. Ward              Secretary                            56


         Ronald T. Huth has served as a Director since 1984. He served as Chairman of the Board from February, 1993 to July, 1997. Mr. Huth is a practicing CPA and Senior Partner of Ronald T. Huth & Co. in Lafayette, Indiana.

         Virgil L. Clark has served as Director since 1986. He was elected Chief Executive Officer in October, 1992 and Chairman of the Board in July, 1997. Prior to1992, Mr. Clark was Chairman of M & S Chemicals, Inc. in Greenville, South Carolina.

         T. Patrick Costello was the President and sole shareholder of Origena, Inc. since its founding in 1990.Origena was acquired by Piemonte in October, 1993. Mr. Costello previously was employed with Sara Lee Bakery, most recently as Senior Vice-President and General Manager of two divisions.

         David B. Ward was elected Secretary in September, 1985. Mr. Ward is a practicing attorney with Horton, Drawdy, Ward & Johnson, P. A. in Greenville, South Carolina.

         Such information as required by the Securities and Exchange Commission in Regulation S-K is contained in the Company's definitive Proxy Statement in connection with its Annual Meeting to be held October 22, 1997.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           NONE

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS ON 8-K


(a)(1) and (2)   Financial Statements


                   The response to this portion of Item 14 is submitted as a separate section of this report - See Page F-2.

(a) (3)            EXHIBITS

                   The Exhibits listed on the accompanying index to Exhibits are filed as a part of this report.

(b)                Reports on Form 8-K

                   No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 1997.

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 8, 14(a)(1) AND (2), (c) AND (d)

                          LIST OF FINANCIAL STATEMENTS

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                             YEAR ENDED MAY 31, 1997

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                           GREENVILLE, SOUTH CAROLINA

                        Form 10-K - Item 14(a)(1) and (2)

                      Piemonte Foods, Inc. and Subsidiaries

                          Index of Financial Statements




The following financial statements of Piemonte Foods, Inc. and Subsidiaries are included in Item 8:


              Report of Independent Auditors

              Consolidated Balance Sheet - May 31, 1997 and June 1, 1996

              Consolidated Statements of Operations - Years ended May 31, 1997, June 1, 1996 and June 3, 1995

              Consolidated Statements of Stockholders' Equity - Years ended May 31, 1997, June 1, 1996 and June 3, 1995

              Consolidated Statements of Cash Flows - Years ended May 31, 1997, June 1, 1996 and June 3, 1995

              Notes to Consolidated Financial Statements - May 31, 1997


The following consolidated financial statement schedule of Piemonte Foods, Inc. and subsidiaries are included in Item 14(d):

              Schedule II - Valuation and qualifying accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors



Board of Directors
Piemonte Foods, Inc.


We have audited the accompanying consolidated balance sheet of Piemonte Foods, Inc. as of May 31, 1997 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a) for the year ended May 31, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piemonte Foods, Inc. at May 31, 1997 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended May 31, 1997, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.





                                                       ERNST & YOUNG LLP


Greenville, South Carolina
July 28, 1997

                          Independent Auditors' Report



The Board of Directors
Piemonte Foods, Inc.
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of Piemonte Foods, Inc. and Subsidiaries as of June 1, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 1, 1996 and June 3, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piemonte Foods, Inc. and Subsidiaries as of June 1, 1996 and the consolidated results of its operations and its cash flows for the years ended June 1, 1996 and June 3, 1995 in conformity with generally accepted accounting principles.





                                              Pope, Smith, Brown & King
                                              Certified Public Accountants


Greenville, South Carolina
July 26, 1996

                      Piemonte Foods, Inc. and Subsidiaries

                           Consolidated Balance Sheets





                                                                        May 31,           June 1,
                                                                         1997              1996
                                                                    --------------     -------------

Assets
Current assets:
   Cash                                                                 $   591,153   $ 1,658,514
   Accounts receivable, less allowance for doubtful
     accounts of $97,000 (1997) and $170,000 (1996) (Note 5)              1,930,050     2,265,873
   Inventories (Notes 2 and 5)                                              855,121     1,210,154
   Refundable income taxes (Note 6)                                         415,572       288,897
   Deferred income taxes (Note 6)                                              --          36,000
   Prepaid expenses and other current assets                                123,320       193,500
                                                                        -----------   -----------

Total current assets                                                      3,915,216     5,652,938

Property, plant and equipment, net (Notes 3 and 5)                        4,744,761     5,089,452

Excess of cost over fair value of net assets acquired, net
   of accumulated amortization of $355,119 (1997) and $322,167 (1996)
                                                                            737,406       770,358

Investment in European joint venture (Note 10)                                 --         794,913

Other                                                                          --          53,264

                                                                        -----------   -----------

                                                                        $ 9,397,383   $12,360,925
                                                                        ===========   ===========





                                                                         May 31,        June 1,
                                                                          1997            1996
                                                                       -------------    -------------

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt (Note 5)                         $   373,009   $   502,857
   Prepayment of long-term debt subsequent to May 31, 1997
     (Note 5)                                                           1,000,000          --
   Accounts payable                                                       748,793     1,091,045
   Accrued expenses (Note 4)                                              588,405       562,521
                                                                      -----------   -----------

Total current liabilities                                               2,710,207     2,156,423

Long-term debt, less current portion (Note 5)                           2,124,134     3,329,524

Deferred income taxes (Note 6)                                               --         437,000

Stockholders' equity (Note 9):
   Common stock, no par value - authorized 5,000,000
     shares, issued and outstanding 1,544,428 and
     1,477,022 in 1997 and 1996, respectively                              15,444        14,770
   Capital in excess of stated value of common stock                    2,868,360     2,800,305
   Retained earnings                                                    1,679,238     3,622,903
                                                                      -----------   -----------

Total stockholders' equity                                              4,563,042     6,437,978
                                                                      -----------   -----------

Total liabilities and stockholders' equity                            $ 9,397,383   $12,360,925
                                                                      ===========   ===========



See accompanying notes.

                     Piemonte Foods, Inc. and Subsidiaries

                      Consolidated Statements of Operations





                                                                                  Years Ended
                                                                May 31,            June 1,              June 3
                                                                  1997               1996                1995
                                                            ----------------- ------------------- -------------------
                                                               (52 weeks)         (52 weeks)          (53 weeks)


Net sales                                                        $23,943,328    $31,148,458             $30,483,161

Operating expenses:
   Cost of sales                                                  20,399,788        24,771,803           22,871,329
   Selling, general and administrative expenses                    5,911,436         6,676,123            7,241,706
                                                            ----------------- ------------------- -------------------

                                                                  26,311,224        31,447,926           30,113,035
                                                            ----------------- ------------------- -------------------

Operating (loss) income                                           (2,367,896)         (299,468)             370,126

Other income (expense):
   Interest expense                                                 (285,730)         (200,451)            (153,190)
   Loss on disposal of property, plant and equipment                 (27,766)         (182,807)             (98,980)
   Equity in loss on investment in European joint venture
     (Note 10)                                                      (408,545)         (261,016)                   -
   Gain on sale of investment in European
     joint venture (Note 10)                                         190,784                 -                    -
   Interest income                                                    58,842            45,724               39,421
   Other income                                                       79,646            33,419               49,342
                                                            ----------------- ------------------- -------------------

                                                                    (392,769)         (565,131)            (163,407)
                                                            ----------------- ------------------- -------------------

(Loss) income before income taxes                                 (2,760,665)         (864,599)             206,719

(Credit) provision for income taxes (Note 6)                        (817,000)         (226,000)             101,000
                                                            ----------------- ------------------- -------------------

Net (loss) income                                               $ (1,943,665)    $    (638,599)       $     105,719
                                                            ================= =================== ===================

Net (loss) earnings per common share                               $(1.30)          $(0.42)               $0.07
                                                            ================= =================== ===================



See accompanying notes.

                      Piemonte Foods, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity






                                                       Capital in
                                        Common      Excess of Stated      Retained         Treasury
                                         Stock            Value            Earnings           Stock            Total
                                     -------------- ------------------ ----------------- ---------------- -----------------


Balance at May 28, 1994                  $14,369         $2,688,726        $ 4,155,783       $(23,751)        $ 6,835,127

   Treasury stock canceled                  (100)           (23,651)                 -         23,751                   -

   Common stock issued                       212             79,863                  -              -              80,075

   Net income                                  -                  -            105,719              -             105,719
                                     -------------- ------------------ ----------------- ---------------- -----------------

Balance at June 3, 1995                   14,481          2,744,938          4,261,502              -           7,020,921

   Common stock issued                       289             55,367                  -              -              55,656

   Net (loss)                                  -                  -           (638,599)             -            (638,599)
                                     -------------- ------------------ ----------------- ---------------- -----------------

Balance at June 1, 1996                   14,770          2,800,305          3,622,903              -           6,437,978

   Common stock issued                       674             68,055                  -              -              68,729

   Net (loss)                                  -                  -         (1,943,665)             -          (1,943,665)
                                     -------------- ------------------ ----------------- ---------------- -----------------

Balance at May 31, 1997                  $15,444         $2,868,360        $ 1,679,238   $          -         $ 4,563,042
                                     ============== ================== ================= ================ =================



See accompanying notes.

                      Piemonte Foods, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows





                                                                                    Years Ended
                                                                    May 31,           June 1,           June 3
                                                                     1997              1996              1995
                                                               ------------------ ---------------- ------------------
                                                                  (52 weeks)        (52 weeks)        (53 weeks)

Cash flows from operating activities
Net (loss) income                                                  $(1,943,665)      $   (638,599)    $    105,719
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                      743,433            709,688          722,000
     Amortization                                                       32,952             32,952           29,722
     Equity in loss on investment in European
       joint venture                                                   408,545            261,016                -
     Gain on sale of investment in European joint venture             (190,784)                 -                -
     Deferred income taxes                                            (401,000)           (80,000)         (21,000)
     Loss on disposal of property, plant and equipment                  27,766            182,807           98,988
     Changes in operating assets and liabilities:
       Accounts receivable                                             335,823           (487,100)         387,058
       Refundable income taxes                                        (126,675)          (288,897)               -
       Prepaid expenses and other assets                               123,444            193,450          (10,713)
       Inventories                                                     355,033            698,950         (481,209)
       Accounts payable                                               (342,252)          (288,043)         243,058
       Accrued liabilities                                              25,884            123,390         (151,299)
                                                               ------------------ ---------------- ------------------

Net cash (used in) provided by operating activities                   (951,496)           419,614          922,324


Cash flow from investing activities
Purchases of property, plant and equipment                            (443,033)          (572,820)      (1,319,203)
Proceeds from the sale of property, plant and equipment                 16,525             10,000           90,100
Investment in European joint venture                                  (288,000)        (1,005,929)         (50,000)
Cash proceeds from sale of investment in European joint
   venture                                                             865,152                  -                -
                                                               ------------------ ---------------- ------------------

Net cash provided by (used in) investing activities                    150,644         (1,568,749)      (1,279,103)


                      Piemonte Foods, Inc. and Subsidiaries




                                                                                    Years Ended
                                                                    May 31,           June 1,           June 3
                                                                     1997              1996              1995
                                                               ------------------ ---------------- ------------------
                                                                  (52 weeks)        (52 weeks)        (53 weeks)

Cash flows from financing activities
Proceeds from issuance of long-term debt                       $               -      $ 4,000,000       $ 1,145,000
Proceeds from issuance of common stock                                  68,729             55,656            80,478
Net repayments on line of credit                                             -                  -          (500,000)
Principal payments on long-term debt                                  (335,238)        (2,133,974)         (513,715)
                                                               ------------------ ---------------- ------------------

Net cash (used in) provided by financing activities                   (266,509)         1,921,682           211,763
                                                               ------------------ ---------------- ------------------

Net (decrease) increase in cash                                     (1,067,361)           772,547          (145,016)

Cash at beginning of year                                            1,658,514            885,967         1,030,983
                                                               ------------------ ---------------- ------------------

Cash at end of year                                               $    591,153        $ 1,658,514      $    885,967
                                                               ================== ================ ==================


Supplemental information

Interest payments                                                 $    285,730       $    200,451      $    153,190
Income tax payments (refunds)                                         (307,264)            48,292           301,932

See accompanying notes.

                      Piemonte Foods, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  May 31, 1997



1. Summary of Significant Accounting Policies

Description of the Company

Piemonte Foods, Inc. develops, produces and markets pizza-related foods, primarily pre-baked pizza crusts and specialty meat toppings. The Company's products are sold to pre-made and frozen pizza makers, distributors and supermarket delicatessens.

Principles of Consolidation

The consolidated financial statements include the accounts of Piemonte Foods, Inc. (the "Company"), and its two wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. All significant intercompany accounts and balances have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

For comparative purposes, certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of approximately $213,000, $238,000 and $233,000 for fiscal years 1997, 1996 and 1995, respectively.

Accounting Period

The Company's fiscal year ends on the Saturday nearest to May 31. Fiscal years 1997, 1996 and 1995 ended on May 31, 1997, June 1, 1996 and June 3, 1995, respectively and included 52 weeks, 52 weeks and 53 weeks, respectively.

                      Piemonte Foods, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The amount of cash on deposit at certain banks exceeded the limit on insured deposits. Amounts in excess of insured limits were $467,000 and $1,162,000 at May 31, 1997 and June 1, 1996, respectively.

Substantially all of the Company's accounts receivable are due from companies located in the eastern United States. The Company performs periodic credit evaluations of its customers financial condition and generally does not require collateral. In 1997 and 1996, one customer accounted for approximately 11% and 19% of total sales, respectively. In 1995, two customers each accounted for approximately 10% of sales.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the property.

Excess of Cost over Fair Value of Net Assets Acquired

Excess cost over fair value of net assets acquired arises from the acquisition of Piemonte Foods of Indiana, Inc. in 1984 and Origena, Inc. in 1993 The amounts are amortized on the straight-line method over an estimated useful life of 40 years for Piemonte Foods of Indiana, Inc. and 25 years for Origena, Inc.

Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average shares of common stock and dilutive common stock equivalents (options) outstanding during the respective periods.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents and long-term debt approximate their fair values. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                      Piemonte Foods, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)





1. Summary of Significant Accounting Policies (continued)

New Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), which became effective beginning in fiscal 1997. The Company adopted FAS 121 in June 1996, and the effect of adoption was not material as the Company's existing accounting policies provided for similar accounting treatment.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", ("FAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of FAS 128 on the calculation of earnings per share is not expected to be material.


2. Inventories

Inventories at May 31, 1997 and June 1, 1996 include the following:

                            1997         1996
                       ----------   ----------

     Raw materials    $  371,423   $  478,351
     Finished goods      483,698      731,803
                      ----------   ----------

                      $  855,121   $1,210,154
                      ==========   ==========

                      Piemonte Foods, Inc. and Subsidiaries

3. Property, Plant and Equipment

Property, plant and equipment include the following:

                                                        May 31,      June 1,
                                                        1997          1996
                                                    -----------   -----------

Land                                                $    25,000   $    25,000
Buildings                                             2,014,254     1,972,157
Equipment                                             7,706,523     7,220,228
Vehicles                                                188,862       188,862
Furniture and fixtures                                  331,313       328,245
Leaseholds                                              552,781       536,190
Construction in progress                                 14,261       182,639
                                                    -----------   -----------

Total                                                10,832,994    10,453,321

Less accumulated depreciation and amortization        6,088,233     5,363,867
                                                    -----------   -----------

Net property, plant and equipment                   $ 4,744,761   $ 5,089,452
                                                    ===========   ===========


4. Accrued Expenses

Accrued expenses include the following:

                                                   May 31,    June 1,
                                                    1997       1996
                                                  --------   --------

Promotional allowance                             $ 61,078   $ 76,163
Compensation and payroll taxes                     265,487    143,084
Property taxes                                      74,108     70,075
Other                                              187,732    273,199
                                                  --------   --------

                                                  $588,405   $562,521
                                                  ========   ========

                      Piemonte Foods, Inc. and Subsidiaries

5. Long-Term Debt

The Company has the following notes payable under its loan agreement with a bank:

                                                          1997         1996
                                                       ----------   ----------

Note payable to bank in monthly installments of
  $28,571 plus interest through October 2000           $2,057,143   $2,285,714
Note payable to bank in monthly installments of
  $13,333 plus interest through October 2000            1,440,000    1,546,667
                                                       ----------   ----------

                                                        3,497,143    3,832,381
Less current portion of long-term debt,
  including prepayment of
  long-term debt subsequent to
  May 31, 1997                                          1,373,009      502,857
                                                       ----------   ----------

                                                       $2,124,134   $3,329,524
                                                       ==========   ==========

The notes payable are collateralized by the accounts receivable, inventory and property, plant and equipment of the Company. Under the loan agreement, the notes payable are cross collateralized and cross defaulted.

During the year, the Company stopped making payments on the notes payable and violated certain loan covenants which were Events of Default as defined in the loan agreement. Subsequent to May 31, 1997, the bank waived all covenants through June 30, 1997 and amended certain covenants resulting in the Company being in compliance with all covenants. The covenants require, among other matters, minimum levels of working capital, net worth and debt coverage ratio. The covenants also restrict dividends if such dividends result in an event of default under any other covenants; however, the Company has no present intention to pay dividends during the year ending May 31, 1998. The Company expects to be in compliance with the loan covenants through May 31, 1998.

On June 27, 1997, the Company paid $1,000,000 on the $1,440,000 note payable. In connection with this payment, the Bank agreed to allow the Company to make interest only payments on this note for six months. Principal payments will resume on January 15, 1998 in monthly installments of $4,539 with the remaining principal due at maturity. Principal payments resumed on the $2,057,143 note payable in June 1997. Principal payments not made during the year will be paid upon maturity of the notes.

On June 27, 1997, the Bank provided the Company with a line of credit that provides for borrowings up to $500,000. Borrowings under the line of credit cannot exceed the lesser of the maximum commitment or the borrowing base. The borrowing base, as defined in the credit agreement, is determined by specified percentages of accounts receivable, inventory and property, plant and equipment.

                      Piemonte Foods, Inc. and Subsidiaries

5. Long-Term Debt (continued)

On June 27, 1997, the interest rate on all amounts outstanding under the loan agreement was increased from the LIBOR base rate plus 150 basis points to the LIBOR base rate plus 225 basis points.

Long-term debt maturities, adjusted for the changes in the loan agreement subsequent to year-end, are as follows:

Long-term debt maturities are as follows:

       Year Ended
-------------------------

          1998                                              $1,373,009
          1999                                                 397,325
          2000                                                 397,325
          2001                                               1,329,484
                                                         ----------------

                                                            $3,497,143
                                                         ================


During the year, the Company entered into an interest rate swap agreement to manage interest rate risks. The agreement provides a fixed interest rate of 7.98% on a notional amount of $2.1 million. The notional amount declines ratably through October 31, 2000.

                      Piemonte Foods, Inc. and Subsidiaries

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          1997         1996
                                                     ---------    ---------

Deferred tax assets:
   Allowance for doubtful accounts                   $  35,000    $  65,000
   Accrued vacation                                     44,000        3,000
   Product development costs                           102,000       29,000
   Other                                                 9,000        8,000
   Net operating loss and AMT credit carryforwards     580,000       74,000
                                                     ---------    ---------

Total deferred tax assets                              770,000      179,000

Valuation allowance for deferred tax assets           (136,000)    (143,000)
                                                     ---------    ---------

Net deferred tax assets                                634,000       36,000

Deferred tax liability:
   Tax over book depreciation                         (634,000)     437,000
                                                     ---------    ---------

                                                     $    --      $(401,000)
                                                     =========    =========


Federal net operating loss carryforwards available at May 31, 1997 total approximately $1.3 million and expire in 2011. State net operating losses total approximately $1.9 million and expire in 2010 and 2011. The Company has AMT credit carryforwards of approximately $43,000 available for carryover to reduce future regular Federal income taxes. Under the current income tax code, the AMT credits have no expiration date.

The valuation allowance increased by $136,000 in 1996.

Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                            1997         1996         1995
                                       ---------    ---------    ---------

Current
   Federal                             $(416,000)   $(167,000)   $  88,000
   State                                    --         21,000       34,000
                                       ---------    ---------    ---------

Total current provision                 (416,000)    (146,000)     122,000

Deferred                                (401,000)     (80,000)     (21,000)
                                       ---------    ---------    ---------

Provision (benefit) for income taxes   $(817,000)   $(226,000)   $ 101,000
                                       =========    =========    =========

                      Piemonte Foods, Inc. and Subsidiaries

6. Income Taxes (continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal statutory tax rates to income tax expense is:

                                          1997                          1996                         1995
                                   Amount        Percent        Amount         Percent       Amount        Percent
                               --------------- ------------ ---------------- ------------ -------------- ------------

Tax at U.S. statutory rates       $(939,000)      34.0%        $(294,000)        34.0%       $  70,000       34.0%
State income taxes,
   net of Federal tax
   benefit                         (110,000)       4.0%           14,000         (1.6)%        (11,000)      (5.3)%
Valuation allowance for
   deferred tax assets               (7,000)        .3%           16,000         (1.9)%              -         -
Other, net                          239,000       (8.7)%          38,000         (4.4)%         42,000       20.2%
                               --------------- ------------ ---------------- ------------ -------------- ------------

                                  $(816,631)      29.6%        $(226,000)        26.1%        $101,000       48.9%
                               =============== ============ ================ ============ ============== ============

Refundable income taxes result from the carryback to prior taxable years of a portion of net operating loss incurred in 1997 and all of the net operating loss incurred in 1996.


7. Operating Leases

The Company leases its bakery manufacturing plants, distribution center, automotive fleet, computer and various equipment under arrangements accounted for as operating leases. Such leases expire at various times over the next seven fiscal years. The approximate minimum annual commitments under these leases are as follows:

                     Year Ending
                   ----------------

                         1998                            $421,000
                         1999                             260,000
                         2000                             213,000
                         2001                             151,000
                         2002                              96,000
                       Thereafter                         149,000

                      Piemonte Foods, Inc. and Subsidiaries

7. Operating Leases (continued)

Subsequent to year-end, the Company assigned the truck leases to a trucking company. The trucking company will provide transportation services for the Company. Accordingly, the minimum annual commitments do not include the truck leases.

Rent expense for operating leases totaled approximately $930,000 and $862,000 and $793,000 in 1997, 1996 and 1995, respectively.


8. Employees' Savings Plan 401(k)

The Company has adopted a 401(k) savings plan covering substantially all employees. Full-time employees with at least one year of service may elect to contribute up to 10% of annual compensation to the plan. The Company contributes 50% of such employee contributions up to 6% of current compensation. Company contributions totaled approximately $68,000, $68,000 and $54,000 in 1997, 1996 and 1995, respectively.


9. Stock Options

On June 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation ("FAS 123"). This standard applies to all transactions in which an entity acquires goods and services by issuing equity instruments, such as stock options, to employees or others. Under FAS 123, the Company has a choice in the method of accounting used for stock-based compensation. The method chosen can be either the intrinsic value based method currently used by the Company within the scope of Accounting Principles Board (APB) Opinion 25, or the fair value method introduced by SFAS No.123 that might involve the recognition of compensation expense. The Company has elected to account for the Company's stock option plan under APB Opinion 25. If compensation cost for the Company's stock option plan had been determined based on the provisions of SFAS 123, using the Black-Scholes method, there would be no effect on net income.

The Company's 1994 Stock Option Plan authorized the grant of options to management personnel for up to 450,000 shares of the Company's common stock.

In February 1997, the Board of Directors adopted the 1997 Stock Option Plan and rescinded the 1994 plan. The 1997 plan authorizes the grant of 120,000 options to management at an exercise price of $1.25 per share. The options vest in three equal tiers when the market price of the Company's common stock reaches certain levels. The options expire at the end of 10 years.

                      Piemonte Foods, Inc. and Subsidiaries

9. Stock Options Outstanding (continued)

A summary of the Company's stock option activity and related information for the years ended May 31, 1997, June 1, 1996 and June 3, 1995 follows:

                                            1997                        1996                        1995
                                                Weighted-                   Weighted-                   Weighted-
                                                 Average                     Average                     Average
                                  Options        Exercise       Options      Exercise      Options       Exercise
                                   (000)          Price          (000)        Price         (000)         Price
                                ------------- --------------- ------------ ------------- ------------ ---------------

Outstanding at beginning
   of year                             253           $4.99         232           $4.92        227            $4.88
Canceled                              (134)           6.43
Granted                                 91            1.28          33            4.45          5             6.75
Exercised                                -              -          (11)           2.04          -                -
Forfeited                              (68)           2.04           -               -          -                -
                                -------------                 ------------               ------------

Outstanding at end of year             142           $2.67         253           $4.99        232            $4.92
                                =============                 ============               ============

Exercisable at end of year              51           $5.15         194           $4.80        173            $2.80

Weighted average fair value
   of options granted during
   year                              $ 1.28                       $4.45                      $6.75



Exercise prices for options outstanding as of May 31, 1997 ranged from $1.25 to $8.33. The weighted average remaining contractual life of those options is 3.1 years.


10. Investment in European Joint Venture

The Company owned a 50% interest in Piemonte Beheer MIJ B.V. ("Joint Venture") located in Breda, Holland. The Joint Venture was formed in 1994. The Joint Venture had no activities during the year ended June 31, 1995. The Company accounted for its 50% investment in the Joint Venture using the equity method.

                      Piemonte Foods, Inc. and Subsidiaries

10. Investment in European Joint Venture (continued)

On April 15, 1997, the Company sold its 50% interest in the Joint Venture to Sabatasso Pizza Products, which owned the other 50% interest in the Joint Venture for approximately $865,000. At the time of the sale, the Company's investment in the joint venture was $674,000, resulting in a gain on sale of approximately $191,000. In accordance with the sales agreement, the Company does not have any obligations with respect to the Joint Venture at May 31, 1997.


11. Other Comment

In 1997, the aggregate effect of year-end adjustments increased the fourth quarter net loss by approximately $153,000 or $.10 per share.

                      Piemonte Foods, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts




                   COL A                          COL B                      COL C                     COL D            COL E

-------------------------------------------- -----------------        -----------------        ------------------     ------------
                                                                           Additions
                                                               ----------------------------------
                                                Balance at       Charged to        Charged to                         Balance at
                                               Beginning of       Cost and       Other Accounts                     End of Period
                Description                       Period          Expenses                           Deductions
-------------------------------------------- ----------------- ---------------- ----------------- ----------------- ---------------


Year Ended May 31, 1997
Allowance for doubtful accounts                   $170,000          $100,000    $           -          $173,000       $   97,000
Valuation account-deferred tax assets              143,000                 -                -             7,000          136,000

Year Ended June 1, 1996
Allowance for doubtful accounts                    160,000            76,000                -            66,000          170,000
Valuation account-deferred tax assets              127,000                 -           16,000                 -          143,000

Year Ended June 3, 1995
Allowance for doubtful accounts                    127,000            67,000                -            34,000          160,000
Valuation account-deferred tax assets              127,000                 -                -                 -          127,000




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PIEMONTE FOODS, INC.
                                       (Registrant)


                                       By    /s/  Virgil L. Clark
                                       -------------------------------------
                                               Virgil L. Clark, Chairman,
                                                 President and Director


                                       Date  August 28, 1997


Pursuant to the requirement of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



         s/ Virgil L. Clark                           August 28, 1997
         Virgil L. Clark, Chairman, President                 Date
         and Director

         s/ T. Patrick Costello                        July 24, 1997
         T. Patrick Costello, COO                             Date
         and Director

         s/ Steven R. DeGrave                          July 24, 1997
         Steven R. DeGrave, Director                          Date

         s/ Ronald T. Huth                             July 24, 1997
         Ronald T. Huth, Director                             Date

         s/ Myron R. Lyskanycz                         July 24, 1997
         Myron R. Lyskanycz,                                  Date
         Director

         s/ Richard J. Stoner                          July 24, 1997
         Richard J. Stoner, Director                          Date