Form 10-Q
period 1997-08-30
PIEMONTE FOODS INC
filed 1997-10-14
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                     20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended    August 30, 1997      Commission File No.      0-15696

                               PIEMONTE FOODS, INC.
             (Exact name of registrant as specified in its charter)

              South Carolina                        57-0626121
       (State or other jurisdiction of            I.R.S. Employer
       incorporation of organization)             Identification

               400 Augusta Street, Greenville, South Carolina   29601
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (864) 242-0424



             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                         Yes   X            No
                                             ------            ---------




             The number of shares of common stock outstanding as of September 30, 1997 was 1,556,734.

                              PIEMONTE FOODS, INC.

                               INDEX TO FORM 10-Q


Part I       Financial Information

             Item 1.  Financial Statements, unaudited

                         Consolidated Balance Sheets - August 30, 1997, and May 31, 1997

                         Consolidated Statements of Operations for the First Quarter ended August 30, 1997, and August 31, 1996.

                         Consolidated Statements of Cash Flows for the First Quarter ended August 30, 1997, and August 31, 1996.

                         Notes to Consolidated Financial Statements.

             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II      Other Information

             Item 6.  Exhibits and Reports on Form 8-K

             Exhibits




                              PIEMONTE FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS



                               ASSETS                                                 August 30, 1997               May 31, 1997
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash & cash equivalents                                                            $526,832                   $591,153
     Accounts receivable, net                                                          1,533,141                  1,930,050
     Inventories                                                                       1,194,698                    855,121
     Refundable income taxes                                                             415,572                    415,572
     Prepaid expenses                                                                    141,719                    123,320
----------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                         3,811,962                  3,915,216
----------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT & EQUIPMENT, NET                                                       4,574,000                  4,744,761

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS                           .
     Excess of cost over fair value of net assets acquired                               729,168                    737,406
----------------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER ASSETS                                                             729,168                    737,406
----------------------------------------------------------------------------------------------------------------------------

          TOTAL ASSETS                                                                $9,115,130                 $9,397,383
============================================================================================================================

                 LIABILITIES AND STOCKHOLDER'S EQUITY
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
     Current portion of long-term debt                                                  $376,851                   $373,009
     Prepayment of long-term debt subsequent to May 31, 1997                                  $0                 $1,000,000
     Accounts payable, trade                                                           1,875,592                    748,793
     Accrued expenses                                                                    497,125                    588,405
----------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                       2,749,568                  2,710,207
----------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                         2,021,244                  2,124,134

----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                      4,770,812                  4,834,341
----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
     Common Stock                                                                         15,444                     15,444
     Capital in excess of stated value of common stock                                 2,868,360                  2,868,360
     Retained earnings                                                                 1,460,514                  1,679,238
----------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDER'S EQUITY                                                      4,344,318                  4,563,042
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                            $9,115,130                 $9,397,383
============================================================================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended August 30, 1997 and August 31, 1996



                                                                                           Three Months
                                                                                  FY98                          FY97
----------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                             $4,676,967                 $5,981,402

Operating Expenses
     Cost of Goods Sold                                                                3,668,561                  5,144,017
     Selling, general and administrative                                               1,194,919                  1,365,861
----------------------------------------------------------------------------------------------------------------------------
          Total Operating Expenses                                                     4,863,480                  6,509,878
----------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                                          (186,513)                  (528,476)

Other Expenses
     Interest expense (net)                                                               43,851                     47,173
     (Gain)/Loss on disposal of assets                                                    (5,000)                         0
     Equity in loss on European joint venture                                                  0                    149,900
     Other income                                                                         (6,640)                    (5,492)
----------------------------------------------------------------------------------------------------------------------------
          Total Other Expenses                                                            32,211                    191,581
----------------------------------------------------------------------------------------------------------------------------

Loss Before Income Taxes                                                                (218,724)                  (720,057)

Income Tax Benefit                                                                             0                    216,000
----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                               ($218,724)                 ($504,057)
============================================================================================================================


Average Number of Shares Outstanding                                                   1,561,095                  1,518,220


NET LOSS PER SHARE                                                                           ($0.14)                    ($0.33)
============================================================================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended August 30, 1997 and August 31, 1996



                                                                                           Three Months
                                                                                  FY98                          FY97
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                            ($218,724)                 ($504,057)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                                    170,319                    203,935
        Decrease (increase) in:
          Receivables                                                                    396,909                    364,054
          Inventories                                                                   (339,577)                  (353,753)
          Prepaid expenses                                                               (18,399)                    (5,153)
          Other assets                                                                         0                      9,426
          Equity in loss on European joint venture                                             0                    149,900
        Increase (decrease) in:
          Accounts payable                                                             1,126,799                     52,745
          Accrued liabilities                                                            (91,280)                  (348,883)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                  1,026,047                   (431,786)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                                  0                   (167,921)
   Proceeds from the sale of property, plant and equipment                                 8,680                          0
   Investment in European joint venture                                                        0                   (227,592)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      8,680                   (395,513)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                      0                         (7)
   Repayment of long-term debt                                                        (1,099,048)                  (125,714)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             (1,099,048)                  (125,721)
----------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                                     (64,321)                  (953,020)

Cash, beginning of period                                                                591,153                  1,658,514
----------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                      526,832                    705,494
----------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 30, 1997



Note 1       Principles of Consolidation

             The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of August 30, 1997 and the related statements of operations and cash flows for the three month period then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

             The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

             LIQUIDITY AND CAPITAL RESOURCES

             Working capital at the end of the First Quarter was $1,062,000. Receivables were drawn down by $397 thousand during the period, partially offset by a $340 thousand increase in inventories. The increase in inventories was a direct result of anticipated increases in sales activity.

             Payables were managed higher by $1.1 million, due to the increase in inventories as well as part of a tighter cash management approach.

             As was highlighted in our recently published 10-K, a $1 million payment on long-term debt was made during the first period of the quarter.

             RESULTS OF OPERATIONS

             Quarter Ended August 30, 1997 Compared to
             Quarter Ended August 31, 1996

             Revenues for the First Quarter were $4.7 million which were 22% lower than last year. Lower revenues were the combined result of the fourth quarter 1997 exit from our cake business in Nashville, and lower overall sales in Deli and Foodservice.

             As a result of re-focusing our core business, reducing the cost structure, and successful price increases; we saw significant improvement in our gross margins during the first quarter of this year. On lower sales, gross margin dollars improved by $171 thousand from $837 thousand in FY97 to $1.008 million in FY98. Gross margin percents improved from the same quarter a year ago at 14% to 22% in FY98.

             The Loss from Operations improved from $528 thousand loss in first quarter 1997 to $187 thousand loss in first quarter 1998. This was a turn around of $341 thousand.

             Selling, general, and administrative expenses were lowered $171 thousand as the company continues its proactive measures to minimize operating costs.

             Overall, losses for the quarter were $219 thousand, an improvement over the prior year first quarter of $285 thousand. On a per share basis, earnings were ($.14) versus ($.33).

             Historically, Sales revenues are the lowest during the first fiscal quarter and this appears to be true in FY1998. Sales should continue to see improvement during the remainder of the year. Coupled with continued improvements in margins, it is management's belief that Piemonte Foods will return to profitability in the second quarter.

Part II      Item 6  Exhibits and Reports on Form 8-K

                        a)  Exhibits required by Item 601 of Regulation S-K
                                  None

                        b)  Reports on Form 8-K
                               None

             Exhibits         Exhibit 27

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             PIEMONTE FOODS, INC.


         Date: October 13, 1997               /s/ Virgil L. Clark
              -------------                ---------------------------
                                             Virgil L. Clark
                                             Chairman and CEO