Form 10-Q
period 1997-11-29
PIEMONTE FOODS INC
filed 1998-01-12
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 29, 1997              Commission File No. 0-15696
                      -----------------                                  -------

                               PIEMONTE FOODS, INC.
             (Exact name of registrant as specified in its charter)

                                      South Carolina     57-0626121
                                      -----------------------------
(State or other jurisdiction of       IRS Employer
incorporation of organization)        Identification

          400 Augusta Street, Greenville, South Carolina 29601
          ----------------------------------------------------
                                      (Address of principal executive offices)

     Registrant's telephone number, including area code: (864)  242-0424
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            Yes   X       No
               ------       -------------




The number of shares of common stock outstanding as of November 29, 1997 was 1,558,574.

                              PIEMONTE FOODS, INC.

                               INDEX TO FORM 10-Q


Part I     Financial Information

           Item 1.  Financial Statements, unaudited

                    Consolidated Balance Sheets - November 29, 1997, and May 31, 1997

                    Consolidated Statements of Operations for the three and six months ended November 29, 1997, and November 30, 1996.

                    Consolidated Statements of Cash Flows for the three and six months ended November 29, 1997, and November 30, 1996.

                    Notes to Consolidated Financial Statements

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II    Other Information

           Item 4.  Submission of Matters to a Vote of Security Holders

           Item 6.  Exhibits and Reports on Form 8-K

           Exhibit 27.  Financial data schedule

                              PIEMONTE FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS




      Assets                                                            November 29, 1997         May 31, 1997
--------------------------------------------------------------------------------------------------------------
Current Assets
     Cash & cash equivalents                                                     $912,935             $591,153
     Accounts receivable, net                                                   1,612,736            1,930,050
     Inventories                                                                1,208,807              855,121
     Refundable income taxes                                                            0              415,572
     Prepaid expenses                                                             141,594              123,320
--------------------------------------------------------------------------------------------------------------
          Total Current Assets                                                  3,876,072            3,915,216
--------------------------------------------------------------------------------------------------------------
Property, Plant & Equipment, Net                                                4,427,795            4,744,761
Deferred Charges, Intangible and Other Assets
     Excess of cost over fair value of net assets acquired                        720,930              737,406
--------------------------------------------------------------------------------------------------------------
          Total Other Assets                                                      720,930              737,406
--------------------------------------------------------------------------------------------------------------
          Total Assets                                                         $9,024,797           $9,397,383
==============================================================================================================
            Liabilities and Stockholder's Equity
--------------------------------------------------------------------------------------------------------------
Current Liabilities
     Current portion of long-term debt                                           $376,851             $373,009
     Prepayment of long-term debt subsequent to May 31, 1997                           $0           $1,000,000
     Accounts payable, trade                                                    1,872,293              748,793
     Accrued expenses                                                             418,606              588,405
--------------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                                2,667,750            2,710,207
--------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                  1,935,530            2,124,134
--------------------------------------------------------------------------------------------------------------
Total Liabilities                                                               4,603,280            4,834,341
--------------------------------------------------------------------------------------------------------------
Stockholder's Equity
     Common Stock                                                                  15,444               15,444
     Capital in excess of stated value of common stock                          2,868,360            2,868,360
     Retained earnings                                                          1,537,713            1,679,238
--------------------------------------------------------------------------------------------------------------
       Total Stockholder's Equity                                               4,421,517            4,563,042
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                     $9,024,797           $9,397,383
==============================================================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Six Months Ended November 29, 1997 and November 30, 1996

                                                                         Three Months                          Six Months
                                                                    FY98                FY97             FY98
------------------------------------------------------------------------------------------------------------------------
Net Sales                                                        $5,265,122        $6,034,329        $9,942,089

Operating Expenses
     Cost of Goods Sold                                           3,920,667         5,074,139         7,589,228
     Selling, general and administrative                          1,242,115         1,514,501         2,437,034
------------------------------------------------------------------------------------------------------------------------
          Total Operating Expenses                                5,162,782         6,588,640        10,026,262
------------------------------------------------------------------------------------------------------------------------
Operating Income/(Loss)                                             102,340          (554,311)          (84,173)
Other Expenses
     Interest expense (net)                                          42,615            60,730            86,466
     (Gain)/Loss on disposal of assets                                 (638)                0            (5,638)
     Equity in loss on European joint venture                             0           119,014                 0
     Other income                                                    (5,329)           (7,766)          (11,969)
------------------------------------------------------------------------------------------------------------------------
          Total Other Expenses                                       36,648           171,978            68,859
------------------------------------------------------------------------------------------------------------------------
Income/(Loss) Before Income Taxes                                    65,692          (726,289)         (153,031)
Income Tax Benefit                                                   11,507           231,000            11,507
------------------------------------------------------------------------------------------------------------------------
Net Income/(Loss)                                                   $77,199         ($495,289)        ($141,525)
========================================================================================================================
Average Number of Shares Outstanding                              1,558,145         1,497,936         1,558,145
Net Loss Per Share                                                    $0.05            ($0.33)           ($0.09)
========================================================================================================================



                              Six Months

                                                       FY97
                                                   ------------
Net Sales                                          $12,015,731

Operating Expenses
     Cost of Goods Sold                             10,218,156
     Selling, general and administrative             2,880,362
-------------------------------------------        ------------
          Total Operating Expenses                  13,098,518
-------------------------------------------        ------------
Operating Income/(Loss)                             (1,082,787)
Other Expenses
     Interest expense (net)                            107,903
     (Gain)/Loss on disposal of assets                       0
     Equity in loss on European joint venture          268,914
     Other income                                      (13,258)
-------------------------------------------        ------------
          Total Other Expenses                         363,559
-------------------------------------------        ------------
Income/(Loss) Before Income Taxes                   (1,446,346)

Income Tax Benefit                                     447,000
-------------------------------------------        ------------
Net Income/(Loss)                                    ($999,346)
===========================================        ============
Average Number of Shares Outstanding                 1,497,936

Net Loss Per Share                                      ($0.67)
===========================================        ============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Three and Six Months Ended November 29, 1997 and November 30, 1996

                                                                         Three Months                          Six Months
                                                                    FY98                FY97             FY98               FY97
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net Income/(Loss)                                                $77,199         ($495,289)       ($141,525)          ($999,346)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                               164,302           151,468          334,621             355,403
        Non-Cash Director's Fees                                      8,750                 0           15,500                   0
        Decrease (increase) in:
          Receivables                                               (79,595)         (185,166)         317,314              178,888
          Inventories                                               (14,109)          (17,312)        (353,686)            (371,065)
          Prepaid expenses                                              125          (182,459)         (18,274)            (187,612)
          Income Tax Refund                                         415,572                 0          415,572                    0
          Other assets                                                  771             7,383              771               16,809
          Equity in loss on European joint venture                        0           119,014                0              268,914
        Increase (decrease) in:
          Accounts payable                                           (3,299)          435,935        1,123,500              488,680
          Accrued liabilities                                       (87,269)          281,319         (185,299)             (67,564)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                               482,447           114,893        1,508,494             (316,893)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Purchases of property, plant and equipment                        (7,588)          (91,692)          (7,588)            (259,613)
   Proceeds from the sale of property, plant and equipment           (3,042)                0            5,638                    0
   Investment in European joint venture                                   0            (1,234)               0             (228,826)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (10,630)          (92,926)          (1,950)            (488,439)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock                                 0             2,639                0                2,632
   Repayment of long-term debt                                      (85,714)         (125,715)      (1,184,762)            (251,429)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           (85,714)         (123,076)      (1,184,762)            (248,797)
------------------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash                                     386,103          (101,109)         321,782           (1,054,129)
Cash, beginning of period                                           526,832           705,494          591,153            1,658,514
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                 912,935           604,385          912,935              604,385
------------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                November 29, 1997



Note 1    Principles of Consolidation

          The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of November 29, 1997 and the related statements of operations and cash flows for the six month period then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

          The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

          Working capital at the end of the Second Quarter was $1,208,322. Versus year-end, working capital remained stable, increasing $3,313 including an increase of $145,928 in the second quarter. Receivables were reduced by $317,314 since the beginning of the fiscal year, which includes an increase in the second quarter of $79,595 due to increased sales activity.

          The anticipated Federal Tax Refund was received during the second quarter, clearing the $415,572 receivable on the books and improving our cash flow.

          The reduction in receivables was offset by an increase in inventories of $353,686 for the first six months, with $14,109 occurring in the second half. This was primarily due to gearing up for increased sales volumes.

          Compared to year-end, payables have increased by $1,123,500. This occurred primarily during the first quarter of 1998 and was primarily timing related. Payables decreased slightly by $3,299 in the second quarter.

          As was highlighted in our last 10-K as well as our first quarter 10-Q, a $1 million payment on long-term debt was made during the first period of the fiscal year. We are in full compliance with all bank covenants.

          RESULTS OF OPERATIONS

          Quarter Ended November 29, 1997 Compared to
          Quarter Ended November 30, 1996

          Revenues for the Second Quarter were $5,265,122 which were 13% lower than last year. Lower revenues were the combined result of the fourth quarter 1997 exit from our cake business in Nashville (impact of 10% on overall sales), and lower sales in Deli and Foodservice. Second Quarter sales showed an improvement of 13% over the first quarter of fiscal year 1998.

          As a result of re-focusing our core business, reducing the cost structure, and successful price increases; we saw improvement in our gross margins during the second quarter of this year. On lower sales, gross margin dollars improved by $384,265 from $960,190 in FY97 to $1,344,455 in FY98. Gross margin percents improved from the same quarter a year ago at 16% to 26% in FY98.

          Positive Operating Income of $102,340 was reported during the second quarter of FY98, compared to a loss of $554,311 in the second quarter 1997. This is a turn around of $656,651.

          Selling, general, and administrative expenses were lowered $272,386 in the second quarter 1998 versus the same quarter a year ago as the company continues its proactive measures to minimize operating costs.

          Overall, Net Income for the quarter was $77,199, an improvement over the prior year second quarter of $572,488. On a per share basis, earnings were a positive $.05 versus a ($.33) loss.

          Six Months  Ended  November  29,  1997  Compared  to
          Six Months  Ended November 30, 1996

          Sales were $9,942,089 or $2,073,642 lower than last year. Sales losses are primarily due to the exiting of the Cake business (56% of reduction), and lower sales in Deli/Retail.

          Gross Margin improved to 24% in the first half of fiscal year 1998 versus 15% in the same period a year ago. This translates into an improvement of $555,286 on lower sales. The improvement can be attributed to specific actions taken to increase pricing and to reduce operating costs.

          SG&A costs for the first six months were $2,437,034 or $443,328 lower than last year. This reflects a 15% reduction.

          On a YTD basis, we have a net loss of $141,525, an improvement of $857,821 over the prior year, and reflects a per share loss of ($0.09) compared with ($0.67) a year ago.

          As stated by management in the first quarter 10-Q, our objective was to return to profitability in the second quarter. This was achieved. The goal during the next quarter will be to continue to strengthen the bottom line and to become profitable on a year-to-date basis.

Part II Item 4 Submission of Matters to a Vote of Security Holders. At the Annual Meeting of Shareholders on 10-29-97, the following proposals were approved:

          1. To elect two Class One Directors (T. Patrick Costello and Richard
          J. Stoner) to a term of three (3) years.
          Votes for 1,315,477  against 15 abstentions 3,237.

          2. To ratify the appointment of Ernst and Young LLP as the Company's independent auditors for the fiscal year ending 1998.
          Votes for 1,315,634 against 668 abstentions 2,427.


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



                              PIEMONTE FOODS, INC.


            Date
                 ------------       --------------------------
                                    Virgil L. Clark
                                    Chairman and CEO