Form 10-Q/A
period 1997-11-29
PIEMONTE FOODS INC
filed 1998-03-16
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q
                                     AMENDED

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended November 29, 1997 Commission 0-15696
                                 -----------------            -------

                              PIEMONTE FOODS, INC.
             (Exact name of registrant as specified in its charter)

                  South Carolina                                57-0626121
                  --------------                                ----------
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



                        Yes         X               No
                            -------------------        --------------




                 The number of shares of common stock outstanding as of November 29, 1997 was 1,558,574.

                              PIEMONTE FOODS, INC.

                               INDEX TO FORM 10-Q


Part I           Financial Information

                 Item 1.  Amended Financial Statements, unaudited

                          Amended Consolidated Balance Sheets - November 29, 1997, and May 31, 1997

                          Amended Consolidated Statements of Operations for the three and six months ended November 29, 1997, and November 30, 1996.

                          Amended Consolidated Statements of Cash Flows for the three and six months ended November 29, 1997, and November 30, 1996.

                          Amended Notes to Consolidated Financial Statements

                 Item 2. Amended Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II          Other Information

                 Item 4.  Submission of Matters to a Vote of Security Holders

                 Item 6.  Exhibits and Reports on Form 8-K

                 Exhibit 27.  Amended Financial data schedule


                              PIEMONTE FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 As Amended
                           ASSETS                                                               Nov. 29, 1997        May 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash & cash equivalents                                                                         $912,935            $591,153
     Accounts receivable, net                                                                       1,612,736           1,930,050
     Inventories                                                                                    1,003,749             855,121
     Refundable income taxes                                                                                0             415,572
     Prepaid expenses                                                                                 141,594             123,320
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                                      3,671,014           3,915,216
----------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT & EQUIPMENT, NET                                                                    4,427,795           4,744,761

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
     Excess of cost over fair value of net assets acquired                                            720,930             737,406
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER ASSETS                                                                          720,930             737,406
----------------------------------------------------------------------------------------------------------------------------------

          TOTAL ASSETS                                                                             $8,819,739          $9,397,383
==================================================================================================================================

                LIABILITIES AND STOCKHOLDER'S EQUITY
----------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
     Current portion of long-term debt                                                               $376,851            $373,009
     Prepayment of long-term debt subsequent to May 31, 1997                                               $0          $1,000,000
     Accounts payable, trade                                                                        1,893,131             748,793
     Accrued expenses                                                                                 427,606             588,405
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                                    2,697,588           2,710,207
----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                                      1,935,530           2,124,134

----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                   4,633,118           4,834,341
----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
     Common Stock                                                                                      15,444              15,444
     Capital in excess of stated value of common stock                                              2,868,360           2,868,360
     Retained earnings                                                                              1,302,817           1,679,238
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDER'S EQUITY                                                                   4,186,621           4,563,042
----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                         $8,819,739          $9,397,383
==================================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Six Months Ended November 29, 1997 and November 30, 1996



                                                                           Three Months                        Six Months
                                                                    As Amended                      As Amended
                                                                       FY98             FY97           FY98                FY97
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                          $5,261,010        $6,034,329     $9,937,977         $12,015,731

Operating Expenses
     Cost of Goods Sold                                             4,142,451         5,074,139      7,811,012          10,218,156
     Selling, general and administrative                            1,251,115         1,514,501      2,446,034           2,880,362
-----------------------------------------------------------------------------------------------------------------------------------
          Total Operating Expenses                                  5,393,566         6,588,640     10,257,046          13,098,518
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME/(LOSS)                                             (132,556)         (554,311)      (319,069)         (1,082,787)

Other Expenses
     Interest expense (net)                                            42,615            60,730         86,466             107,903
     (Gain)/Loss on disposal of assets                                  (638)                 0        (5,638)                   0
     Equity in loss on European joint venture                               0           119,014              0             268,914
     Other income                                                     (5,329)           (7,766)       (11,969)            (13,258)
-----------------------------------------------------------------------------------------------------------------------------------
          Total Other Expenses                                         36,648           171,978         68,859             363,559
-----------------------------------------------------------------------------------------------------------------------------------

Income/(Loss) Before Income Taxes                                   (169,204)         (726,289)      (387,927)         (1,446,346)

Income Tax Benefit                                                     11,507           231,000         11,507             447,000
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME/(LOSS)                                                  ($157,697)        ($495,289)     ($376,421)          ($999,346)
===================================================================================================================================


Average Number of Shares Outstanding                                1,558,145         1,497,936      1,558,145           1,497,936


NET LOSS PER SHARE                                                    ($0.10)           ($0.33)        ($0.24)             ($0.67)
===================================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Three and Six Months Ended November 29, 1997 and November 30, 1996



                                                                                 Three Months                        Six Months
                                                                         As Amended                        As Amended
                                                                            FY98              FY97            FY98             FY97
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income/(Loss)                                                    ($  157,697)    ($  495,289)    ($  376,421)    ($  999,346)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                       180,778         151,468         351,097         355,403
        Non-Cash Director's Fees                                              8,750               0          15,500               0
        Decrease (increase) in:
          Receivables                                                       (79,595)       (185,166)        317,314         178,888
          Inventories                                                       190,949         (17,312)       (148,628)       (371,065)
          Prepaid expenses                                                      125        (182,459)        (18,274)       (187,612)
          Income Tax Refund                                                 415,572               0         415,572               0
          Other assets                                                          976           7,383             976          16,809
          Equity in loss on European joint venture                                0         119,014               0         268,914
        Increase (decrease) in:
          Accounts payable                                                   17,539         435,935       1,144,338         488,680
          Accrued liabilities                                               (62,769)        281,319        (160,799)        (67,564)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                       514,628         114,893       1,540,675        (316,893)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                               (39,769)        (91,692)        (39,769)       (259,613)
   Proceeds from the sale of property, plant and equipment                   (3,042)              0           5,638               0
   Investment in European joint venture                                           0          (1,234)              0        (228,826)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (42,811)        (92,926)        (34,131)       (488,439)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                        0            2,639               0           2,632
   Repayment of long-term debt                                             (85,714)        (125,715)     (1,184,762)       (251,429)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  (85,714)        (123,076)     (1,184,762)       (248,797)
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE/(DECREASE) IN CASH                                             386,103        (101,109)        321,782      (1,054,129)

Cash, beginning of period                                                   526,832         705,494         591,153       1,658,514
------------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                         912,935         604,385         912,935         604,385
------------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                November 29, 1997



NOTE 1 - PRINCIPLES OF CONSOLIDATION

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

                              PIEMONTE FOODS, INC.
                   Notes to Consolidated Financial Statements
   For the Three and Six Months Ended November 29, 1997 and November 30, 1996


NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying financial statements for the second quarter and first six months of fiscal year 1998 have been restated to reflect the correction of an inventory error that was subsequently discovered during a physical inventory taken during the third quarter. To insure that this does not occur again, management has initiated a policy of taking physical inventories every quarter. Although not material in nature, minor adjustments were also booked in Net Sales and SG&A.

                 Effect of changes on Income Statement                   Three Months           Six-Months
                                                                          1998                     1998

Net Sales                                                                  (4,112)                (4,112)
Cost of Goods Sold                                                        221,784                221,784
SG&A                                                                        9,000                  9,000
                                                                         --------               --------
   Operating Income                                                      (234,896)              (234,896)
                                                                         ========               ========

Per Share                                                                   (0.15)                 (0.15)

Effect of changes on Balance Sheet                                       Three Months           Six-Months
----------------------------------                                          1998                   1998
----------------------------------                                          ----                   ----

Inventories                                                              (205,058)              (205,058)
                                                                         --------               --------
   Total Assets                                                          (205,058)              (205,058)


Accounts Payable                                                           20,838                 20,838
Accrued Expenses                                                            9,000                  9,000
                                                                         --------               --------
   Total Liabilities                                                       29,838                 29,838
                                                                         --------               --------

Retained Earnings                                                        (234,896)              (234,896)
                                                                         ========               ========

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 LIQUIDITY AND CAPITAL RESOURCES

                 Working capital at the end of the Second Quarter was $973,426. Versus year-end, working capital decreased $231,583, primarily the result of the operating losses experienced in both the first and second quarters. Receivables were reduced by $317,314 since the beginning of the fiscal year, which includes an increase in the second quarter of $79,595 due to increased sales.

                 The reduction in receivables was partially offset by an increase in inventories of $148,628 during the first half of the year. However, inventories did drop by $190,949 in the second quarter. The anticipated Federal Tax Refund was received during the second quarter, clearing the $415,572 receivable on the books and improving the Company's cash flow.

                 Compared to year-end, payables have increased by $1,144,338. This occurred primarily during the first quarter of 1998. Payables increased slightly by $17,539 in the second quarter.

                 Although the Company is not in default in payment to its principal lender with respect to its long-term debt, it is currently in default of certain covenants associated with its Loan Agreement, including covenants relating to the maintenance of net worth, working capital and debt coverage. The Company is negotiating with its lender to obtain a waiver of these technical defaults respecting loan covenants. Thus far, the lender has indicated a willingness to work with the Company.

                 The Company has recently been unable to meet its obligations to creditors in a normal timely basis and has commenced negotiations with its creditors to reach agreements with respect to either discounting the obligations due creditors and/or delaying payment of such obligations. There can be no assurance that these negotiations will be successful and, if not, the Company would have to obtain additional capital or take other steps to continue its operations on a normal basis in light of its current shortage of working capital.

                 RESULTS OF OPERATIONS

                 Quarter Ended November 29, 1997 Compared to
                 Quarter Ended November 30, 1996

                 Revenues for the Second Quarter were $5,261,010 which were 13% lower than the same period last year. Lower revenues were the combined result of the fourth quarter 1997 exit from the Company's cake business in Nashville, with a negative impact of 10% on overall sales, and and lower sales in Deli and Foodservice. Second quarter sales showed improvement of $584,043 or 12.5% over the first quarter of fiscal year 1998.

                 As a result of re-focusing our core business, reducing the cost structure, and successful price increases, the Company improved its gross margins during the second quarter of this year. On lower sales, gross margin dollars improved by $158,369 from $960,190 in the second quarter of last year to $1,118,559 in the second quarter of this year. Gross margin percents improved from the same quarter a year ago from 16% to 21%.

                 The loss from operations in the second quarter of fiscal year 1998 was ($132,556), compared to a loss of ($554,311) in the second quarter of 1997.

                 Selling, general, and administrative expenses were $263,386 less in the second quarter of this year versus the same quarter a year ago, as the company continued its efforts to lower operating costs.

                 Overall, net loss for the quarter was ($157,697), an improvement over the net loss of ($337,592) in the same quarter last year. On a per share basis, earnings were ($.10) versus ($.33) in 1997.

                 Six Months Ended November 29, 1997 Compared to
                 Six Months Ended November 30, 1996

                 Sales were $9,937,977 or $2,077,754 lower than the same period sales last year. Lower sales are primarily due to exiting of the Cake business, 56% of the reduction, and lower sales in Deli/Retail.

                 Gross Margin improved to 21.4% in the first half of this year versus 15% in the same period a year ago, an improvement of $329,390, on lower sales. The improvement can be attributed to specific actions taken to increase pricing and to reduce operating costs.

                 SG&A costs for the first six months were $2,446,034 or $434,328 lower than for the same period last year, a 15% reduction.

                 Through the first six months the Company has incurred a net loss of ($376,421) compared to a net loss of ($622,925) in the comparable period last year. This reflects a per share loss of ($0.24) compared to ($0.67) a year ago.

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



                            PIEMONTE FOODS, INC.


            Date 03/13/98   /s/ W. Edward Cathey
                 --------   -----------------------------------------
                            W. Edward Cathey
                            Treasurer and CFO