Form 10-Q
period 1998-02-28
PIEMONTE FOODS INC
filed 1998-04-14
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter February 28, Commission File N0-15696


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



             Yes      X        No


    The number of shares of common stock outstanding as of February 28, 1998 was 1,558,362.

PIEMONTE FOODS, INC.

INDEX TO FORM 10-Q


Part I    Financial Information

          Item 1.  Financial Statements, unaudited

              Consolidated Balance Sheets - February 28, 1998, and March 1, 1997

              Consolidated Statements of Operations for the three and nine months ended February 28 1998, and March 1, 1997.

              Consolidated Statements of Cash Flows for the three and nine months ended February 28, 1997, and March 1, 1997.

              Notes to Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II   Other Information

          Item 6.  Exhibits and Reports on Form 8-K

          Item 7.  Subsequent Events

          Exhibit 27.  Financial data schedule

                              PIEMONTE FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS

  Assets                                                                  Feb. 28, 1998  May 31, 1997
Current Assets
     Cash & cash equivalents                                                 $635,046     $591,153
     Accounts receivable, net                                               1,616,395    1,930,050
     Inventories                                                              791,980      855,121
     Refundable income taxes                                                   28,462      415,572
     Prepaid expenses                                                         183,294      123,320
          Total Current Assets                                              3,255,177    3,915,216

Property, Plant & Equipment, Net                                            4,267,095    4,744,761

Deferred Charges, Intangible and Other Assets
     Excess of cost over fair value of net assets acquired                    712,692      737,406
          Total Other Assets                                                  712,692      737,406

          Total Assets                                                     $8,234,964   $9,397,383

Liabilities and Stockholder's Equity
Current Liabilities
     Current portion of long-term debt                                       $376,851     $373,009
     Prepayment of long-term debt subsequent to May 31, 1997                       $0   $1,000,000
     Accounts payable, trade                                                2,109,100      748,793
     Accrued expenses                                                         834,916      588,405
       Total Current Liabilities                                            3,320,867    2,710,207

Long-Term Debt                                                              1,841,330    2,124,134

Total Liabilities                                                           5,162,197    4,834,341

Stockholder's Equity
     Common Stock                                                              15,444       15,444
     Capital in excess of stated value of common stock                      2,868,360    2,868,360
     Retained earnings                                                        188,963    1,679,238
       Total Stockholder's Equity                                           3,072,767    4,563,042

Total Liabilities and Stockholder's Equity                                 $8,234,964   $9,397,383

See accompanying notes to Financial Statements

                              PIEMONTE FOODS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Nine Months Ended February 28, 1998 and March 1, 1997

                                            Three Months                   Nine Months
                                                FY98              FY97        FY98         FY97
Net Sales                                       $4,645,809     $6,054,141  $14,583,786  $18,069,872

Operating Expenses
     Cost of Goods Sold                          4,053,959      5,148,576  11,864,971   15,366,732
     Selling, general and administrative         1,698,408      1,397,774   4,144,442    4,278,136
          Total Operating Expenses               5,752,367      6,546,350  16,009,413   19,644,868

Operating Income/(Loss)                         (1,106,558)      (492,209) (1,425,627)  (1,574,996)

Other Expenses
     Interest expense (net)                         41,036         41,889     127,502      149,792
     (Gain)/Loss on disposal of assets                   0            500      (5,638)         500
     Equity in loss on European joint vent               0        139,631           0      408,545
     Other income                                   (5,279)        (5,822)    (17,248)     (19,080)
          Total Other Expenses                      35,757        176,198     104,616      539,757

Income/(Loss) Before Income Taxes               (1,142,316)      (668,407) (1,530,243)  (2,114,753)

Income Tax Benefit                                  28,462              0      39,969      447,000

Net Income/(Loss)                              ($1,113,853)     ($668,407) ($1,490,274) ($1,667,753)


Average Number of Shares Outstanding             1,558,444      1,508,478   1,558,444    1,508,478


Net Loss Per Share                                  ($0.71)        ($0.44)     ($0.96)      ($1.11)

See accompanying notes to Financial Statements

                              PIEMONTE FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Three and Nine Months Ended February 28, 1998 and March 1, 1997

                                                     Three Months                  Nine Months
                                                FY98              FY97          FY98         FY97
Cash Flows From Operating Activities
   Net Income/(Loss)                           ($1,113,853)     ($668,407)  ($1,490,274) ($1,667,753)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization              171,697        171,419       522,794      526,822
        Non-Cash Director's Fees                    12,750              0        28,250            0
        Decrease (increase) in:
          Receivables                              (32,121)       (37,176)      285,193      141,712
          Inventories                              211,769        366,815        63,141       (4,250)
          Prepaid expenses                         (41,700)        39,159       (59,974)    (148,453)
          Income Tax Refund                              0              0       415,572            0
          Other assets                                (976)        13,567             0       30,376
          Equity in loss on European joint               0        139,631             0      408,545
        Increase (decrease) in:
          Accounts payable                         215,969        (40,321)    1,360,307      448,359
          Accrued liabilities                      379,059        (70,219)      218,260     (137,783)
Net cash used in operating activities             (197,406)       (85,532)    1,343,269     (402,425)

Cash Flows from Investing Activities
   Purchases of property, plant and equipm          13,717       (134,247)      (26,052)    (393,860)
   Proceeds from the sale of property, pla               0              0         5,638            0
   Investment in European joint venture                  0        (61,485)            0     (290,311)
Net cash used in investing activities               13,717       (195,732)      (20,414)    (684,171)

Cash Flows From Financing Activities
   Proceeds from issuance of common stock                0         43,637             0       46,269
   Repayment of long-term debt                     (94,200)       (83,809)   (1,278,962)    (335,238)
Net cash provided by financing activities          (94,200)       (40,172)   (1,278,962)    (288,969)

Net increase/(decrease) in cash                   (277,889)      (321,436)       43,893   (1,375,565)

Cash, beginning of period                          912,935        604,385       591,153    1,658,514

Cash, end of period                                635,046        282,949       635,046      282,949

See accompanying notes to Financial Statements

                     PIEMONTE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               February 28, 1998



NOTE 1 - PRINCIPLES OF CONSOLIDATION

          The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of February 28, 1998 and the related statements of operations and cash flows for the nine month period then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items with the exception of those items listed below.

          The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

          Working capital at the end of the Third Quarter was ($65,690). Included in this was an accrual of $350,000 to cover a restructuring and redirection of the Company. As previously announced, Virgil L. Clark, CEO was terminated on January 29, 1998. Included in the $350,000 were actual and expected legal and professional fees associated with Mr. Clark's departure. The remainder is for personnel expenses due to downsizing, and fees associated with restructuring the Company's debt and obtaining additional working capital.

          Working capital decreased ($1,039,116) in the third quarter, primarily the result of the operating loss of ($1,113,853). Receivables have been reduced by ($285,193) since the beginning of the fiscal year, which includes a slight increase in the second quarter of $32,121.

          As part of a plan to improve cash flow, inventories were reduced by ($211,769) in the third quarter and ($63,141) year-to-date. Accrued expenses, including non-cash director's fees, increased $379,059 in the current quarter primarily the result of the $350,000 charge referred to above. Accounts payable also increased by $215,969 in the third quarter and $1,360,307 for the year.

          Although the Company is not in default in payment to its principal lender with respect to its long-term debt, it is currently in default of certain covenants associated with its Loan Agreement, including covenants relating to the maintenance of net worth, working capital and debt coverage. The Company is negotiating with its lender to obtain a waiver of these technical defaults respecting loan covenants. The lender is currently working with the Company in an effort to identify sources for debt refinancing as well as additional working capital.

          The Company has recently been unable to meet its obligations to creditors in a normal timely basis and is continuing negotiations with its creditors to reach agreements with respect to either discounting the obligations due creditors and/or delaying payment of such obligations. There can be no assurance that these negotiations will be successful and, if not, the Company would have to obtain additional capital or take other steps to continue its operations on a normal basis in light of its current shortage of working capital.

          RESULTS OF OPERATIONS

          Quarter Ended February 28, 1998 Compared to
          Quarter Ended March 1, 1997

          Revenues for the Third Quarter were $4,645,809 which were 23% lower than the same period last year. Lower revenues were the combined result of the fourth quarter 1997 exit from the Company's cake business in Nashville, and lower sales in Deli and Foodservice. Third quarter sales showed a decline of ($615,201) or 12% versus the second quarter of fiscal year 1998. The decline is attributed to pricing action taken in December to strengthen long-term margins and an overall softening in the market during the quarter.

          While the pricing actions taken in the third quarter should provide long-term positive results, a negative consequence on the third quarter was a reduction in overhead absorption, based on reduced sales and a $211,769 reduction in inventories and therefore production. This resulted in a net decrease in gross margin from 15.0% in fiscal year 1997 to 12.7% in fiscal year 1998. Overall gross margin dollars declined by ($313,715) or 34.6% on 23.3% lower sales over the same quarter a year ago.

          The loss from operations in the third quarter of fiscal year 1998 was ($1,106,558), compared to a loss of ($492,209) in the third quarter of 1997. Included in the 1998 loss is unusual expense of $350,000 related to the restructuring referenced above.

          Selling, general, and administrative expenses were $300,634 more in the third quarter of this year versus the same quarter a year ago, or ($49,366) less when adjusted for the $350,000 charge.

          Overall, net loss for the quarter was ($1,113,853), compared to a net loss of ($668,407) in the same quarter last year. Adjusted for the unusual item, the net loss in the third quarter would have been ($763,853) or a 14.3% decline on 23.3% lower sales. The overall, unadjusted, loss for the current quarter was ($0.71) compared to ($0.44) for the same period last year.




          Nine Months Ended February 28, 1998 Compared to
          Nine Months Ended March 1, 1997

          Sales were $14,583,786 or $3,486,086 lower than the same period sales last year. Lower sales are primarily due to exiting of the Cake business, and lower sales in Deli/Retail.

          Gross Margin improved to 18.6% in the first nine months of this year versus 15.0% in the same period a year ago, an improvement of $15,675, on lower sales. The improvement can be attributed to specific actions taken to increase pricing and to reduce operating costs offset in part by lower capacity utilization during the third quarter of fiscal year 1998.

          SG&A costs for the first nine months were $4,144,442, including the unusual adjustment of $350,000 compared with $4,278,136 during the same period a year ago.

          Through the first nine months the Company has incurred a net loss of ($1,490,274), including the adjustment, compared to a net loss of ($1,667,753) in the comparable period last year. This reflects a per share loss of ($0.96) compared to ($1.11) a year ago. The fiscal year 1997 net loss included a tax benefit of $447,000 versus a benefit of $39,969 in fiscal year 1998. Therefore, before tax losses for the first nine months of 1998 were ($1,530,243) compared to ($2,114,753) for the same period last year, an improvement of $584,510 or $934,510 when adjusted for the unusual items referenced above.

          Management has taken several actions in recent weeks to improve the business and to seek to return the Company to profitability. These actions include a reduction in the workforce, both hourly and salary, and a refocusing of our product lines. Also, steps have been taken to restructure the Company's debt and working capital. While there is no assurance these actions will prove successful, the Company believes they should result in improved long term growth in both revenue and profits.

          Item 6  Exhibits and Reports on Form 8-K

                     a)  Exhibits required by Item 601 of Regulation S-K
                               None

                     b)  Reports on Form 8-K
                               None

          Item 7  Subsequent Events

          Mr. Richard Stoner, director, announced his retirement from the Board of Directors effective April 10, 1998, due to health reasons.

          Exhibit 27.         Financial data schedule


             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                 PIEMONTE FOODS, INC.



Date 04/13/98    /s/ W. Edward Cathey
                 W. Edward Cathey
                 Treasurer and CFO