Form 10-K
period 1998-05-30
PIEMONTE FOODS INC
filed 1998-09-15
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.
                                      20549


                                    FORM 10-K


                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OR 1934



                     For the fiscal year ended May 30, 1998
                           Commission File No. 0-15696



                              PIEMONTE FOODS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                  South Carolina                      57-0626121
                  --------------                      ----------
          (State of other jurisdiction of         I. R. S. Employer
            incorporation of Organization)          Identification

          400 Augusta Street, Greenville, South Carolina 29604
          ----------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (864) 242-0424

           Securities registered pursuant to Section 12(b) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

                               NASDAQ (Small Cap)
                               ------------------
                      Name of exchange on which registered

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

                                Yes [X] No  [ ]

      Aggregate market value of the voting stock (which consist solely of shares of Common Stock) held by non-affiliates of the registrant as of May 30, 1998, computed by reference to the closing price of the registrant's Common Stock:
$2,122,029.

      The number of shares of common stock outstanding as of May 30, 1998 was 1,543,294.

                                     PART I

ITEM 1.           BUSINESS

      Piemonte Foods, Inc. is a South Carolina Corporation with its principal offices located at 400 Augusta Street, Greenville, South Carolina. As used herein, the terms "Company" and "Piemonte" include Piemonte Foods, Inc. and its wholly owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc.

      Piemonte Foods, Inc. develops, produces and markets pizza-related food products. The product line consists of a wide variety of manufactured pre-baked pizza crusts, specialty meat toppings and completed pizza. The Company also distributes pizza sauces, pizza cheeses, vegetable pizza toppings and related packaging material under the "Piemonte" brand name.

      The Company's products are sold in the wholesale food market to supermarket delicatessens, foodservice distributors and national accounts.

      The Company's products are sold through its own sales force as well as a network of regional food brokers and sales agents.

      In 1993 the company initiated a very aggressive growth and expansion program, changing its selling focus from the foodservice and industrial markets to the retail market, specifically selling directly to supermarket delicatessens. Major investment spending incurred with (1) the retail and consumer introduction of Piemonte brand Focaccia Italian Flatbread and (2) the expansion of Piemonte's retail component deli pizza program. Piemonte also acquired Origena, Inc., built a cake commissary, entered a joint venture in Europe and upgraded its Indiana production facility. In FY'96 (the record year in sales) Piemonte began experiencing operating losses, which continued through FY'98.

      The losses were the result of (1) lack of strategic focus, which led to loss of foodservice customers, (2) overspending on expansion, (3)unsustainable growth in retail deli and Focaccia markets due to weak sales and marketing support and changes in the market place and (4) a lack of investment spending to improve operation efficiencies.

      During FY'98 Piemonte implemented a major reorganization and restructuring plan. The plan is designed to return Piemonte to profitability by (1) returning its focus to its core products and markets, (2) rebuilding and upgrading the foodservice sales organization, (3) exiting the direct sales and distribution of fundraising products, (4) reducing the number of employees and upgrading quality of personnel and (5) investment spending on productivity. These initiatives have been substantially completed and the Company anticipates achieving tangible benefits from them during Fiscal '99.

                               BUSINESS OPERATIONS



WHOLESALE FOOD SALES


Foodservice/National Accounts


      The Company sells its total line of pizza related products through national and regional distributors that maintain central warehouses, institutional and industrial customers, convenience stores and certain governmental agencies. The Company produces Piemonte brand products and private label products from confidential recipes for large national accounts. Sales to the Foodservice/National accounts market accounted for approximately 54%, 58% and 76% of the Company's revenues during 1996, 1997, and 1998.

Supermarkets

      The company sells two types of products through the supermarket delicatessens; (1) a branded Italian flat bread under the Piemonte Focaccia label, packed to be shelf-stable for an extended period of time and designed to be used as either a base for gourmet pizza or a bread product and (2) a complete line of Piemonte pizza components which are used by supermarket personnel to prepare a fresh, completed pizza to be displayed in the delicatessen refrigerated display cases.

      Supermarket pizza related sales accounted for 28%, 30% and 20% of the Company's revenues during 1996, 1997, and 1998.

      The cake decorating business was sold on May 31, 1997. Supermarket cake sales accounted for 8% and 10% of the Company's revenues during 1996 and 1997.

FUNDRAISING PROGRAM


      The Company did supply pizza products to schools and other organizations for fundraising purposes. Piemonte provided pre-packaged pizza kits which could be sold by schools or sponsored organizations. The Company exited the direct sale and distribution of these products on June 1, 1998.

      Sales of the Company's products to various fundraising programs accounted for approximately 10%, 3% and 4% of the Company's revenues in 1996, 1997 and 1998.

The Distribution Network

      The Company distributes Piemonte brand and private label products to its wholesale customers from its manufacturing facilities. Shipments are made promptly by the Company after receipt and acceptance of orders; therefore, there is no significant backlog of unfilled orders.

MAJOR CUSTOMERS

      The Company's business is not dependent on any single customer, but one customer accounted for approximately 19% and 11% of total sales in 1996 and 1997, respectively. In 1998, two customers each accounted for approximately 10% of sales.

SOURCES AND AVAILABILTY OF RAW MATERIALS

      Flour, oils, meat, tomatoes, cheese, packaging materials and other related products are essential to the business of the Company. The Company has not experienced any shortages of these items essential to its operations. The Company currently has several sources of supply. Flour, meat, cheese, and other products used in production or for resale are subject to price fluctuations related to the commodities market. Because of its current financial condition, a supplier has placed the Company on a C.O.D. basis.

      The Company has not experienced any adverse effect on its operations as a result of energy and fuel shortages. However, severe shortages of either in the future could have an adverse effect on the Company's business.

PATENTS, TRADEMARKS


      The name "Piemonte" is a registered trademark. The Company believes that the brand name enjoys a significant amount of brand equity among not only trade customers but consumers as well.


SEASONAL AND CYCLICAL NATURE OF BUSINESS


      As a result of a number of factors, the pizza business, and therefore, the business of the Company, experiences a period of lower activity in the summer months. The Company's operations are geared to the expectation of this annual seasonal decline.


COMPETITIVE CONDITIONS


      All segments of the pizza business are extremely competitive. Primary competition in the wholesale pre-baked pizza crust business includes Virga, TNT, Crestar and a number of small regional processors. Competition for supermarket deli sales includes Crestar Foods, Gilardi's and a number of regional pizza processors. In the specialty meat topping market, competition includes Doskocil Sausage Co., Capitol Wholesale Meats, H & M Meats, Arco Meats and many other national and regional packers. The Company's most important goal is to produce products that are superior in taste to our competition, and then support its customers through merchandising, marketing, service, and value.


REGULATIONS


      The Company is subject to various Federal, State and local laws affecting its business, including various health, environmental, sanitation and safety regulations. The Frankfort, Indiana facility operates under the United States Department of Agriculture (USDA) supervision. The Company believes its operations comply in all material respects with applicable laws and regulations.


EMPLOYEES

      The Company has 172 full and part-time employees.

ITEM 2.     PROPERTIES


      The following table sets forth information concerning the Company's facilities:


               Date
               Leased                              Exp. Of   Approx.
               or                                  Lease     Square
Location       Acquired  Description               Term      Footage
--------       --------  -----------               ----      -------
                         Corporate Headquarters,
                         Bakery,
Greenville, SC 1974      Distribution              1998      67,000

Chicago, IL    1990      Bakery & Distribution     1999      30,000

                         USDA Meat Production and
Frankfort, IN  1988      Regional Distribution     Owned     55,000

                         Vacant, available for
Nashville, TN  1996      sub-lease                 2001      26,000


      The Company's manufacturing facilities were designed specifically for the operations they support. The facilities are adequate for current production and distribution needs.


ITEM 3.           LEGAL PROCEEDINGS

1. VIRGIL L. CLARK V. PIEMONTE FOODS, INC: On July 9, 1998, the Company's former CEO, Virgil L. Clark, claimed that the Company terminated his Employment Agreement without cause and consequently owes him $498,076, consisting of $370,000 severance and twelve weeks' salary ($42,692) trebled, plus interest and attorneys' fees. The Company is investigating Mr. Clark's claims. No lawsuit has been filed and the Company intends to contest the claim vigorously.

2. PIEMONTE FOODS, INC. V. ILAPAK, INC.: On April 21, 1998, the Company filed suit against Ilapak, Inc. for revocation of acceptance and breach of warranties concerning a packaging machine it sold to the Company. The Company seeks to recover $203,485 paid to Ilapak for the machine, plus incidental and consequential damages caused by the machine. If necessary, the Company intends to pursue the claim vigorously. It is too early for the Company to evaluate the probability of a favorable or unfavorable outcome or to estimate the amount or range of a potential gain.

3. USL CAPITAL CORPORATION V. PIEMONTE FOODS, INC.: On March 12, 1998, USL Capital demanded payment from the Company of $174,270 for the packaging machine purchased from Ilapak, Inc. and leased-financed by USL Capital. No lawsuit has been filed. USL Capital is voluntarily forbearing pending resolution of the Company's claims against Ilapak, Inc., supra.


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

            1997        High        Low
            ----        ----        ---
            1st         $5.125      $2.50
            2nd         $2.626      $0.875
            3rd         $1.50       $1.00
            4th         $3.25       $0.5625


            1998        High        Low
            ----        ----        ---
            1st         $3.25       $1.25
            2nd         $4.00       $2.50
            3rd         $3.25       $2.188
            4th         $2.8125     $1.25


      The principal market makers of the Company's shares are Carr Securities Corp.; Sherwood Securities and Herzog, Heine, Geduld, Inc.


APPROXIMATE NUMBER OF EQUITY SECURITIES HOLDERS

      Approximate Number of Record Holders as of May 30, 1998

      Common Stock, No Par Value                             400


DIVIDEND HISTORY

      There were no cash dividends per share paid during fiscal years 1996, 1997 and 1998, and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

                    1998             1997          1996          1995           1994
                    ----             ----          ----          ----           ----
Net Sales        18,295,132      23,943,328     31,148,458    30,483,161     29,874,548

(Loss) Income
from continuing
operations       (3,785,234)     (1,943,665)      (638,599)      105,719        449,422

(Loss) Income
from continuing
operations per
common share          (2.45)          (1.30)          (.42)         0.07           0.32

Total Assets      5,737,129       9,397,383     12,360,925    11,226,223     10,817,273

Long Term
Liabilities              (2)      2,124,134      3,329,524     1,357,224        889,510

Dividends per
Share                  None            None           None          None             (1)

(1)    5% Stock Dividend  (August 1994)
(2) The Company is in default on its debt covenants and payment, and long-term debt has been reclassified as current.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


      On May 30, 1998, working capital was a negative $2,900,000 versus $1,205,000 for the end of fiscal year 1997. The $4,105,000 working capital reduction reflects the reclassifying of long-term debt of $1,754,000 as current because the Company is in violation of debt covenants and current maturities of its notes payable as well as operating cash losses.

      The Company has recently been unable to meet its obligations to creditors in a normal timely basis and is continuing negotiations with its creditors to reach agreements with respect to either discounting the obligations due creditors and/or delaying payment of such obligations. There can be no assurance that these negotiations will be successful and, if not, the Company would have to obtain additional capital or take steps to continue its operations on a normal basis in light of its current shortage of working capital.

      Over the past year Piemonte eliminated certain unprofitable business lines and modified and corrected accounts that were unprofitable. The product line was simplified and the marketing of the core product lines was emphasized. The employees were reduced and personnel upgraded, including recruiting three new directors to the Board, each with specific expertise in marketing, sales and operations. Piemonte is now in a position to grow real unit volume of its core products through marketing and selling activity, new product introductions and strategically repositioning key products in the current product line. The losses of the last two years, however, have eroded capital. The last and critical step in the reformation process is to restore a level of capital sufficient to sustain operations. Management has before it certain preliminary plans involving outside investment in the company or mergers with others. Management believes such a transaction would benefit the company and its shareholders and is necessary for the Company to continue in business.

RESULTS OF OPERATIONS

      1998 compared to 1997

      Revenues for 1998 were $18.3 million, a decrease of $5.6 million versus the previous year. The reduction was primarily the result of eliminating certain unprofitable business lines ($2.4 million) and the loss of a major customer ($2.6 million).

      Gross margin declined $467 thousand, including certain non-recurring expenses ($200 thousand). Gross margin as a percent of sales increased from 14.8% to 16.8%. The improvement is attributed to the reorganization and restructuring plan.

      Selling, general and administrative expenses were $5.7 million, a reduction of $200 thousand. Included in the $5.7 million were approximately $644 thousand of non-recurring expenses.

      The operating loss was $3.6 million, an increase of $1.2 million over the previous year. Losing a major customer, as mentioned above, contributed to the loss. Included in the loss was $1.8 million of non-recurring items. Approximately half ($947 thousand) represented asset impairment losses on the Nashville and Indiana facilities. Management's evaluation of those assets indicated that the undiscounted future cash flow from those facilities, or their appraised value, was less than the carrying value of those assets. The other half consisted of non-recurring expenses for restructuring the workforce, warehouse and freight system ($300 thousand), writing off the old computer system ($130 thousand), legal and professional fees associated with Mr. Clark's departure ($200 thousand) and a provision for run out of the current self-insurance medical plan ($190 thousand).

      Management has taken several actions to improve the business and to return the Company to profitability. These actions include a reduction in the workforce, both hourly and salary, and a refocusing on our product line. While there is no assurance these actions will prove successful, the Company believes they should result in improved long-term growth in both revenue and profit.

RESULTS OF OPERATIONS

      1997 compared to 1996

      Revenues for 1997 were $23.9 million, a decrease of $7.20 million versus the previous year. The losses were spread across all three business units, due to the loss of three major customers, the transfer of production to Holland, demphasizing cake sales and the establishment of a competitive fundraising business.

      Gross margin declined to $3.5 million or 14.8% of sales as a result of lower volume, partially offset by a stable raw material market and an aggressive second half cost reduction program.

      Selling, general, and administrative expenses were $5.9 million or a reduction of $800,000. This is due to volume, offset in part by the investment of a new computer system.

      In 1997 management made major changes in all areas of the business to restore the Company to profitability: (1) the sale of low and unprofitable business units, (2) refocusing on our base pizza business and (3) a re-organization and upgrade of the company workforce. The re-organization of the workforce will net a $2 million annual savings.


IMPACT OF INFLATION

      The Company does not believe that inflation has had a material effect on revenues or expenses for the previous three years. Inflation in raw material and labor costs would, however, shrink company margins.

YEAR 2000 COMPLIANCE

      Subsequent to year-end, the Company changed software packages and the new software package was also Year 2000 compliant. The Company has not communicated with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not readily estimable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

            The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  NONE

                                    PART III

A definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A of the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended May 30, 1998 is incorporated herein by reference.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS OF THE REGISTRANT


      The following is a list of names and ages of all the executive officers of the registrant, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during the past five years.

      Name                    Title                         Age
      ----                    -----                         ---

      T. Patrick Costello     President and CEO/Director     55

      John Matthews           Vice President/Sales           45

      David B. Ward           Secretary                      56

      W. Edward Cathey        CFO/Treasurer                  44


      T. Patrick Costello has served as Director since 1994. He was elected Chief Executive officer in January, 1998. He was the sole shareholder of Origena, Inc. since its founding in 1990. Origena was acquired by Piemonte in October, 1993. Mr. Costello previously was employed with Sara Lee Bakery, most recently as Senior Vice-President and General Manager of two divisions.


      David B. Ward was elected Secretary in September, 1985. Mr. Ward is a practicing attorney with Horton, Drawdy, Ward & Johnson, P. A. in Greenville, South Carolina.

      W. Edward Cathey was elected Treasurer and Chief Financial Officer in January, 1998. Prior to that he was the Controller. Before joining the Company he was Controller of McKechnie Vehicle Components in Louisville, Kentucky. Mr. Cathey has resigned his position effective August 31, 1998.

      John Matthews was elected Vice President/Sales in March 1997. Prior to that he was a Division Sales Manager with Sara Lee Bakery in Chicago, Illinois.

      Such information as required by the Securities and Exchange Commission in Regulation S-K is contained in the Company's definitive Proxy Statement in connection with its Annual Meeting to be held October 28, 1998.

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


(a)    (1) and (2)            Financial Statements

            The response to this portion of Item 14 is submitted as a separate section of this report - See Page F-2.

(a)    (3)        EXHIBITS

            The Exhibits listed on the accompanying index to Exhibits are filed as a part of this report.

(b)         Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 30, 1998.

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 8, 14(a)(1) AND (2), (c) AND (d)

                          LIST OF FINANCIAL STATEMENTS

            FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                             YEAR ENDED MAY 30, 1998

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                           GREENVILLE, SOUTH CAROLINA

                        Form 10-K - Item 14(a)(1) and (2)

                      Piemonte Foods, Inc. and Subsidiaries

                          Index of Financial Statements




The following financial statements of Piemonte Foods, Inc. and Subsidiaries are included in Item 8:

         Report of Independent Auditors

         Consolidated Balance Sheet - May 30, 1998 and May 31, 1997

         Consolidated Statements of Operations - Years ended May 30, 1998, May 31, 1997 and June 1, 1996

         Consolidated Statements of Stockholders' Equity - Years ended May 30, 1998, May 31, 1997 and June 1, 1996

         Consolidated Statements of Cash Flows - Years ended May 30, 1998, May 31, 1997 and June 1, 1996

         Notes to Consolidated Financial Statements - May 30, 1998


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

              Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Piemonte Foods, Inc.

We have audited the accompanying consolidated balance sheets of Piemonte Foods, Inc. as of May 30, 1998 and May 31, 1997, and the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a) for the years ended May 30, 1998 and May 31, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piemonte Foods, Inc. at May 30, 1998 and May 31, 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended May 30, 1998 and May 31, 1997, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Piemonte Foods, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency and is in default on its debt with the bank. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                /s/  ERNST & YOUNG LLP

Greenville, South Carolina
July 31, 1998

                          Independent Auditors' Report



The Board of Directors
Piemonte Foods, Inc.
Greenville, South Carolina


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Piemonte Foods, Inc. and Subsidiaries for the year ended June 1, 1996. These financial statements are the responsibility of the Company's ,management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows of Piemonte Foods, Inc. and Subsidiaries for the year ended June 1, 1996 in conformity with generally accepted accounting principles.





                                                Pope, Smith, Brown & King
                                                Certified Public Accountants


Greenville, South Carolina
July 26, 1996

                      Piemonte Foods, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                        MAY 30,       MAY 31,
                                                         1998          1997
                                                     --------------------------
ASSETS
Current assets:
  Cash                                                $   184,009  $   591,153
  Accounts receivable, less allowance for doubtful
   accounts
   of $20,000 (1998) and $97,000 (1997) (NOTE 7)        1,058,340    1,930,050
  Inventories (NOTES 4 AND 7)                             662,904      855,121
  Refundable income taxes (NOTE 8)                              -      415,572
  Prepaid expenses and other current assets               121,135      123,320
                                                     --------------------------
Total current assets                                    2,026,388    3,915,216

Property, plant and equipment, net (NOTES 3, 5 AND 7)   3,650,726    4,744,761
Excess of cost over fair value of net assets
  acquired, net
  of accumulated amortization of $13,776 (1998) and
  $355,119 (1997) (NOTE 3)                                 60,015      737,406
                                                     --------------------------
                                                       $5,737,129   $9,397,383
                                                     ==========================

                                                        MAY 30,        MAY 31,
                                                         1998           1997
                                                     --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt in default
   (NOTE 7)                                           $ 2,131,291  $   373,009
  Prepayment of long-term debt subsequent to
   May 30, 1997 (NOTE 7)                                        -    1,000,000
  Accounts payable                                      2,127,017      748,793
  Accrued expenses (NOTE 6)                               667,274      588,405
                                                     --------------------------
Total current liabilities                               4,925,582    2,710,207

Long-term debt, less current portion (NOTE 7)                   -    2,124,134

Stockholders' equity (NOTE 11):
  Common stock, no par value - authorized 5,000,000
   shares, issued and outstanding 1,543,294 (1988)
   and 1,544,428 ( 1997)                                   15,433       15,444
  Capital in excess of stated value of common stock     2,902,110    2,868,360
  (Deficit) retained earnings                          (2,105,996)   1,679,238
                                                     --------------------------
Total stockholders' equity                                811,547    4,563,042
                                                     --------------------------
Total liabilities and stockholders' equity            $ 5,737,129   $9,397,383
                                                     ==========================

SEE ACCOMPANYING NOTES.

                      Piemonte Foods, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                     YEARS ENDED
                                        ---------------------------------------
                                           MAY 30,      MAY 31,     JUNE 1,
                                            1998         1997         1996
                                        ---------------------------------------
                                         (52 weeks)   (52 weeks)   (52 weeks)

Net sales                                $18,295,132  $23,943,328  $31,148,458

Operating expenses:
  Cost of sales                           15,218,632   20,399,788   24,771,803
  Selling, general and administrative
   expenses                                5,707,896    5,911,436    6,676,123
  Asset impairment loss                      946,995            -            -
                                        ---------------------------------------
                                          21,873,523   26,311,224   31,447,926
                                        ---------------------------------------
Operating loss                            (3,578,391)  (2,367,896)    (299,468)

Other income (expense):
  Interest expense                          (183,944)    (285,730)    (200,451)
  Loss on disposal of property, plant
   and equipment                             (88,477)     (27,766)    (182,807)
  Equity in loss on investment in
   European
   joint venture                                   -     (408,545)    (261,016)
  Gain on sale of investment in
   European
   joint venture                                   -      190,784            -
  Interest income                             20,258       58,842       45,724
  Other income                                45,320       79,646       33,419
                                        ---------------------------------------
                                            (206,843)    (392,769)    (565,131)
                                        ---------------------------------------
Loss before income taxes                  (3,785,234)  (2,760,665)    (864,599)
Credit for income taxes (NOTE 8)                   -     (817,000)    (226,000)
                                        ---------------------------------------
Net loss                                $ (3,785,234)$ (1,943,665)$   (638,599)
                                        =======================================
Basic and diluted loss per common share     $(2.45)      $(1.30)      $(0.42)
                                        =======================================

SEE ACCOMPANYING NOTES.

                      Piemonte Foods, Inc. and Subsidiaries

                Consolidated Statement of Stockholders' Equity



                                           CAPITAL IN
                                           EXCESS OF    RETAINED
                                 COMMON      STATED     EARNINGS
                                 STOCK       VALUE     (DEFICIT)     TOTAL
                              -------------------------------------------------

Balance at June 3, 1995         $14,481    $2,744,938 $ 4,261,502 $ 7,020,921
  Common stock issued               289        55,367           -      55,656
  Net loss                            -             -    (638,599)   (638,599)
                              -------------------------------------------------
Balance at June 1, 1996          14,770     2,800,305   3,622,903   6,437,978
  Common stock issued               674        68,055           -      68,729
  Net loss                            -             -  (1,943,665) (1,943,665)
                              -------------------------------------------------
Balance at May 31, 1997          15,444     2,868,360   1,679,238   4,563,042
  Common stock issued               385        74,720           -      75,105
  Retirement of common stock       (396)      (40,970)          -     (41,366)
  Net loss                            -             -  (3,785,234) (3,785,234)
                              -------------------------------------------------
Balance at May 30, 1998         $15,433    $2,902,110 $(2,105,996)$    811,547
                              =================================================



SEE ACCOMPANYING NOTES.

                      Piemonte Foods, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                       YEARS ENDED
                                           -------------------------------------
                                             MAY 30,      MAY 31,     JUNE 1,
                                              1998          1997        1996
                                           -------------------------------------
                                           (52 weeks)    (52 weeks)  (52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $(3,785,234  $(1,943,665)$  (638,599)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
   Depreciation                                715,763      743,433     709,688
   Amortization                                 32,952       32,952      32,952
   Asset impairment loss                       946,995            -           -
   Equity in loss on investment in
     European
     joint venture                                   -      408,545     261,016
   Gain on sale of investment in European
     joint venture                                   -     (190,784)          -
   Deferred income taxes                             -     (401,000)    (80,000)
   Loss on disposal of property, plant and
     equipment                                  88,477       27,766     182,807
   Changes in operating assets and
     liabilities:
     Accounts receivable                       871,710      335,823    (487,100)
     Refundable income taxes                   415,572     (126,675)   (288,897)
     Prepaid expenses and other assets           2,185      123,444     193,450
     Inventories                               192,217      355,033     698,950
     Accounts payable                        1,378,224     (342,252)   (288,043)
     Accrued liabilities                        78,869       25,884     123,390
                                           -------------------------------------
Net cash provided by (used in) operating
activities                                     937,730     (951,496)    419,614

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment (12,761) (443,033) (572,820) Proceeds from the sale of property, plant
  and equipment                                      -       16,525      10,000
Investment in European joint venture                 -     (288,000) (1,005,929)
Cash proceeds from sale of investment in
  European joint venture                             -      865,152           -
                                           -------------------------------------
Net cash (used in) provided by investing
activities                                     (12,761)     150,644  (1,568,749)

                      Piemonte Foods, Inc. and Subsidiaries

                                                         YEARS ENDED
                                           ------------  -----------  ------------
                                             MAY 30,      MAY 31,       JUNE 1,
                                              1998          1997          1996
                                           ------------  -----------  ------------
                                           (52 weeks)    (52 weeks)    (52 weeks)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt   $         -   $        -   $ 4,000,000
Proceeds from issuance of common stock          75,105       68,729        55,656
Payments to reacquire common stock             (41,366)           -             -
Principal payments on long-term debt        (1,365,852)    (335,238)   (2,133,974)
                                           ------------  -----------  ------------
Net cash (used in) provided by financing                   (266,509)
activities                                  (1,332,113)                 1,921,682
                                           ------------  -----------  ------------

Net (decrease) increase in cash               (407,144)  (1,067,361)      772,547
Cash at beginning of year                      591,153    1,658,514       885,967
                                           ------------  -----------  ------------
Cash at end of year                        $   184,009   $   591,153  $ 1,658,514
                                           ============  ===========  ============
SUPPLEMENTAL INFORMATION
Interest payments                          $   163,944   $   285,730  $   200,451
Income tax payments (refunds)                 (415,572)     (307,264)      48,292

SEE ACCOMPANYING NOTES.

                      Piemonte Foods, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                                  May 30, 1998


1. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained substantial operating losses in recent years. In addition, at May 30, 1998, current liabilities exceed current assets by approximately $2,899,000 and as described in Note 7, the Company is in default on its notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is continuing to seek out any areas of potential cost reductions and is actively seeking to refinance the Company's debt and obtain additional available credit and/or equity investments. Management is presently discussing additional credit or investments with various parties. However, there can be no assurance that the Company will be successful and will have sufficient funds to finance its operations through the year ending May 29, 1999.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                      Piemonte Foods, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

For comparative purposes, certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. The Company incurred advertising costs of approximately $451,000, $213,000, and $238,000 for fiscal years 1998, 1997, and 1996, respectively.

ACCOUNTING PERIOD

The Company's fiscal year ends on the Saturday nearest to May 31. Fiscal years 1998, 1997 and 1996 ended on May 30, 1998, May 31, 1997, June 1, 1996, respectively and included 52 weeks.

CONCENTRATION OF CREDIT RISK

The amount of cash on deposit at certain banks exceeded the limit on insured deposits. Amounts in excess of insured limits were $65,000 and $467,000 at May 30, 1998 and May 31, 1997, respectively.

Substantially all of the Company's accounts receivable are due from companies located in the eastern United States. The Company performs periodic credit evaluations of its customers financial condition and generally does not require collateral. In 1998, two customers each accounted for approximately 10% of total sales. In 1997 and 1996, one customer accounted for approximately 11% and 19% of total sales, respectively.

                      Piemonte Foods, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

Excess of cost over fair value of net assets acquired arises from the acquisition of Piemonte Foods of Indiana, Inc. in 1984 and Origena, Inc. in 1993. The amounts are amortized on the straight-line method over an estimated useful life of 40 years for Piemonte Foods of Indiana, Inc. and 25 years for Origena, Inc. During 1998, the Company determined that there was no remaining value for the excess of cost over fair value of net assets acquired for Piemonte Foods of Indiana, Inc. and expensed the remaining value (Note 1).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of all of the Company's financial instruments approximate their fair values. Fair value of the Company's long-term debt and interest rate swap agreement was estimated using a discounted cash flow analysis considering interest rates at those dates for issuance of financial instruments with similar terms and remaining maturities.

NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported primary earnings per share. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. There was no effect on loss per share from the adoption of Statement 128.

                      Piemonte Foods, Inc. and Subsidiaries

3. ASSET IMPAIRMENT LOSS

As required by Statement of Financial Accounting Standards No. 121, the Company recorded an impairment loss on the long-lived assets of its Nashville and Indiana facilities. Management's evaluation of these assets indicated that the undiscounted future cash flows from these facilities or appraised value would be less than the carrying value of the assets. Accordingly, the Company recognized an asset impairment loss of approximately $250,000 on the equipment at the Nashville facility and $53,000 on the equipment and $644,000 on related goodwill at the Indiana facility.

4. INVENTORIES

Inventories at May 30, 1998 and May 31, 1997 include the following:

                                                      1998        1997
                                                --------------------------
Raw materials                                      $351,840     $371,423
Finished goods                                      311,064      483,698
                                                --------------------------
                                                   $662,904     $855,121
                                                ==========================

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:

                                                    MAY 30,      MAY 31,
                                                     1998         1997
                                                --------------------------
Land                                            $    25,000   $   25,000
Buildings                                         1,433,497    1,433,497
Equipment                                         7,627,312    8,287,280
Vehicles                                            188,862      188,862
Furniture and fixtures                              331,313      331,313
Leaseholds                                          121,550      552,781
Construction in progress                             14,261       14,261
                                                --------------------------
Total                                             9,741,795   10,832,994
Less accumulated depreciation and amortization    6,091,069    6,088,233
                                                --------------------------
Net property, plant and equipment                $3,650,726   $4,744,761
                                                ==========================

                      Piemonte Foods, Inc. and Subsidiaries

6. ACCRUED EXPENSES

Accrued expenses include the following:
                                                    MAY 30,     MAY 31,
                                                      1998        1997
                                                 -------------------------

Promotional allowance                              $  58,241   $  61,078
Compensation and payroll taxes                       139,826     265,487
Employee healthcare benefits                         165,061           -
Property taxes                                        41,604      74,108
Other                                                262,542     187,732
                                                 -------------------------
                                                    $667,274    $588,405
                                                 =========================

7. LONG-TERM DEBT

The Company has the following notes payable under its loan agreement with a bank:

                                                     1998        1997
                                                 -------------------------
Note payable to bank in monthly installments
  of $28,571 plus interest at LIBOR
  plus 2.25% (7.95% at May 30, 1998) through
  October 2000                                    $1,728,144  $2,057,143
Note payable to bank in monthly installments of
  $13,333 plus interest at LIBOR plus 2.25%
  (7.95% at May 30, 1998) through October 2000       403,147   1,440,000
                                                 -------------------------
                                                   2,131,291   3,497,143
Less current portion of long-term debt,
  including amount in default at May 30,
  1998 and prepayment of long-term debt
  subsequent to May 30, 1998                       2,131,291   1,373,009
                                                 -------------------------
                                                 $         -  $2,124,134
                                                 =========================

At May 30, 1998, the Company is in violation of debt covenants on its notes payable. The Company has not made any principal payments on the notes payable subsequent to year-end. Accordingly, the Company is in default of the notes payable agreement and the notes payable have been classified as current in the accompanying financial statements.

                      Piemonte Foods, Inc. and Subsidiaries

7. LONG-TERM DEBT (CONTINUED)

The notes payable are collateralized by the accounts receivable, inventory and property, plant and equipment of the Company. Under the loan agreement, the notes payable are cross collateralized and cross defaulted.

The Company has an interest rate swap agreement with its bank to manage interest rate risks. The agreement provides a fixed interest rate of 7.98% on a notional amount of $2.1 million. The notional amount declines ratably through October 31, 2000.

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     1998        1997
                                                 -------------------------
Deferred tax assets:

  Allowance for doubtful accounts                $     8,000  $   35,000
  Accrued vacation                                    25,000      44,000
  Product development costs                           60,000     102,000
  Other                                                8,000       9,000
  Net operating loss and AMT credit carryforwards  1,818,000     580,000
                                                 -------------------------
Total deferred tax assets                          1,919,000     770,000

Valuation allowance for deferred tax assets       (1,437,000)   (136,000)
                                                 -------------------------
Net deferred tax assets                              482,000     634,000

Deferred tax liability:
  Tax over book depreciation                        (482,000)   (634,000)
                                                 -------------------------
                                                 $         -  $        -
                                                 =========================

Federal and state net operating loss carryforwards available at May 30, 1998 total approximately $4,471,000 and expire in 2011 and 2012. The Company has AMT credit carryforwards of approximately $43,000 available for carryover to reduce future regular Federal income taxes. Under the current income tax code, the AMT credits have no expiration date.

                      Piemonte Foods, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

The valuation allowance increased by $1,301,000 in 1998 and decreased by $7,000 in 1997.

Significant components of the provision (credit) for income taxes attributable to continuing operations are as follows:

                                          1998        1997        1996
                                    -------------------------------------
Current

  Federal                             $         -   $(416,000)  $(167,000)
  State                                         -           -      21,000
                                      -------------------------------------
Total current provision                         -    (416,000)   (146,000)

Deferred                                        -    (401,000)    (80,000)
                                      -------------------------------------
Provision (benefit) for income taxes  $         -   $(817,000)  $(226,000)
                                      =====================================

The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal statutory tax rates to income tax expense is:

                              1998               1997              1996
                       --------------------------------------------------------
                          AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT   PERCENT
                       --------------------------------------------------------

Tax at U.S. statutory
  rates                $(1,260,000) 34.0% $(939,000)  34.0%  $(294,000) 34.0%
State income taxes,
  net of Federal tax
  benefit                 (148,000)  4.0%  (110,000)   4.0%     14,000  (1.6)%
Valuation allowance
  for deferred tax
  assets                 1,301,000 (30.9)%   (7,000)    .3%     16,000  (1.9)%
Other, net                 107,000  (7.1)%  239,000   (8.7)%    38,000  (4.4)%
                       --------------------------------------------------------
                       $         -   0.0% $(817,000)  29.6%  $(226,000) 26.1%
                       ========================================================

Refundable income taxes result from the carryback to prior taxable years of a portion of net operating loss incurred in 1997 and all of the net operating loss incurred in 1996.

                      Piemonte Foods, Inc. and Subsidiaries

9. OPERATING LEASES

The Company leases certain facilities and equipment under arrangements accounted for as operating leases. Such leases expire at various times over the next seven fiscal years. The approximate minimum annual commitments under these leases are as follows:

  YEAR ENDING
-----------------

      1999                $201,184
      2000                 172,232
      2001                 150,867
      2002                  96,000
      2003                 100,500
   Thereafter               48,500

Rent expense for operating leases totaled approximately $595,000, $930,000 and $862,000 in 1998, 1997 and 1996, respectively.

10. EMPLOYEES' SAVINGS PLAN 401(K)

The Company has adopted a 401(k) savings plan covering substantially all employees. Full-time employees with at least one year of service may elect to contribute up to 10% of annual compensation to the plan. The Company contributes 50% of such employee contributions up to 6% of current compensation. Company contributions totaled approximately $69,000, $68,000, and $68,000 in 1998, 1997 and 1996, respectively.

11. STOCK OPTIONS

On June 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation ("FAS 123"). This standard applies to all transactions in which an entity acquires goods and services by issuing equity instruments, such as stock options, to employees or others. Under FAS 123, the Company has a choice in the method of accounting used for stock-based compensation. The method chosen can be either the intrinsic value based method currently used by the Company within the scope of Accounting Principles Board (APB) Opinion 25, or the fair value method introduced by SFAS No. 123 that might involve the recognition of compensation expense. The Company has elected to account for the Company's stock option plan under APB Opinion 25. If compensation cost for the Company's stock option plan had been determined based on the provisions of SFAS 123, using the Black-Scholes method, there would be no effect on net loss.

                      Piemonte Foods, Inc. and Subsidiaries

11. STOCK OPTIONS (CONTINUED)

The Company's 1994 Stock Option Plan authorized the grant of options to management personnel for up to 450,000 shares of the Company's common stock.

In accordance with the 1994 Stock Option Plan, the Board of Directors canceled all outstanding options under the Plan in February 1997 and authorized the grant of 120,000 options to management at an exercise price of $1.25 per share. The options vest in three equal tiers when the market price of the Company's common stock reaches certain levels. The options expire at the end of 10 years.

A summary of the Company's stock option activity and related information for the years ended May 30, 1998, May 31, 1997, and June 1, 1996 follows:

                               1998              1997              1996
                        -------------------------------------------------------
                                 WEIGHTED-         WEIGHTED-         WEIGHTED-
                                  AVERAGE           AVERAGE           AVERAGE
                         OPTIONS EXERCISE  OPTIONS EXERCISE  OPTIONS EXERCISE
                          (000)    PRICE    (000)    PRICE    (000)    PRICE
                        -------------------------------------------------------

Outstanding at
  beginning
  of year                  142       $2.67   253       $4.99   231       $4.92
Canceled                   (63)       1.69  (134)       6.43     -          -
Granted                     18        1.25    91        1.28    33        4.45
Exercised                    -         -       -         -     (11)       2.04
Forfeited                    -         -     (68)       2.04     -          -
                        ----------        ----------        ----------
Outstanding at end of
  year                      97       $3.04   142       $2.67   253       $4.99
                        ==========        ==========        ==========

Exercisable at end of
  year                      75       $3.56    51       $5.15   194       $4.80
Weighted average fair
  value of options
  granted during year    $2.40           $ 1.28              $4.45

Exercise prices for options outstanding as of May 30, 1998 ranged from $1.25 to $8.33. The weighted average remaining contractual life of those options is 8.1 years.

12. OTHER COMMENT

In 1998, the aggregate effect of year-end adjustments increased the fourth quarter net loss by approximately $1,535,000 or $.99 per share.

                      Piemonte Foods, Inc. and Subsidiaries

13. LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                        1998          1997          1996
                                    ------------  ------------  -------------
Numerator:
  Net loss                          $(3,785,234)  $(1,943,665)  $  (638,599)

Denominator:
  Denominator for basic and diluted
  loss per share - weighted average
   shares                             1,544,278     1,495,127     1,520,474

Basic and diluted loss per share          (2.44)        (1.30)        (0.42)

14. OTHER MATTERS

The Company is a defendant in certain legal actions arising in the ordinary course of business. In addition, a former officer of the Company has brought a claim against the Company for approximately $500,000 under an employment agreement. No legal action has been taken to date involving this claim; however, legal action is threatened in the claim if the claim is not settled. It is the opinion of management that the outcome of these actions will have no material adverse effect on the financial position of the Company.

                      Piemonte Foods, Inc. and Subsidiaries

               Schedule II - Valuation and Qualifying Accounts




           COL A             COL B           COL C           COL D     COL E
--------------------------------------------------------------------------------
                                            ADDITIONS
                                      -----------------------
                           BALANCE
                           AT        CHARGED TO  CHARGED TO             BALANCE
        DESCRIPTION        BEGINNING  COST AND     OTHER               AT END OF
                           OF PERIOD  EXPENSES   ACCOUNTS   DEDUCTIONS  PERIOD
--------------------------------------------------------------------------------
YEAR ENDED MAY 30, 1998
Allowance for doubtful
accounts                   $  97,000  $104,000  $       -   $181,000 $  20,000
Valuation account-deferred
  tax assets                 136,000         -  1,301,000          - 1,437,000

YEAR ENDED MAY 31, 1997
Allowance for doubtful
  accounts                   170,000   100,000          -    173,000    97,000
Valuation account-deferred
  tax assets                 143,000         -          -      7,000   136,000

YEAR ENDED JUNE 1, 1996
Allowance for doubtful
  accounts                   160,000    76,000          -     66,000   170,000
Valuation account-deferred
  tax assets                 127,000         -     16,000          -   143,000

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PIEMONTE FOODS, INC.
                                          (Registrant)


                                          By    /s/ T. Patrick Costello
                                                -------------------------
                                                President and CEO


                                          Date September 9, 1998
                                               ------------------

Pursuant to the requirement of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




      /s/ T. Patrick Costello                         September 10, 1998
      ------------------------------                  ------------------
      T. Patrick Costello,President,                         Date
      CEO and Director

      /s/ Virgil L. Clark
      ------------------------------                  ------------------
      Virgil L. Clark, Director                              Date


      /s/ Steven R. DeGrave                           September 10, 1998
      ------------------------------                  ------------------
      Steven R. DeGrave, Director                            Date


      /s/ Ronald T. Huth                              September 10, 1998
      ------------------------------                  ------------------
      Ronald T. Huth, Director                               Date


      /s/ Myron R. Lyskanycz                          September 10, 1998
      ------------------------------                  ------------------
      Myron R. Lyskanycz,                                   Date
      Director

      /s/ Earl Ritchie                                September 10, 1998
      ------------------------------                  ------------------
      Earl Ritchie, Chairman                                Date
      Director

      /s/ A. C. Strip                                 September 10, 1998
      ------------------------------                  ------------------
      A. C. Strip,  Director                                Date

                                INDEX TO EXHIBITS

Exhibit No.       Descriptions
-----------       ------------

3 (a) Articles of incorporation of Piemonte, as amended, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 30, 1987, is hereby incorporated by reference.

  (b) By-Laws of Piemonte, which were filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 30, 1987, are hereby incorporated by reference.

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

   (e) The Lease Agreement dated March 1, 1983, between Garrett & Garrett Warehouses and Garrett & Garrett, SC Partnerships and the Company, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 30, 1987, is hereby incorporated by reference.

    (g) The Incentive Stock Option Plan, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 30, 1987, is hereby incorporated by reference.

    (l) The Loan and Security Agreement dated April 27, 1989, between First Union National Bank of South Carolina and the Company, which was filed as an exhibit to the Company's 10-K for the fiscal year ended June 3, 1989, is hereby incorporated by reference.

    (q) The Employment Agreement dated as of April 22, 1994, between the Company and Virgil L. Clark, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended June 3, 1995, is hereby incorporated by reference.

    (r) The Loan Agreement dated January 4, 1996, between First Union National Bank of South Carolina and the Company, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended June 1, 1996, is hereby incorporated by reference.

    (s) The Amendment to the Loan Agreement, dated July 18, 1996, relating to the Loan Agreement dated January 4, 1996, between First Union National Bank of South Carolina and the Company, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended June 1, 1996, is hereby incorporated by reference.

    (t) The Amendment to the Loan Agreement, dated August 23, 1996, relating to the Loan Agreement dated January 4, 1996, between First Union National Bank of South Carolina and the Company, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended June 1, 1996, is hereby incorporated by reference.

    (u) The Lease Agreement dated as of March 26, 1996, between Nashville International Airport and the Company, which was filed as an exhibit to the Company's Form 10-K for the fiscal year ended June 1, 1996, is hereby incorporated by reference.

21                Subsidiaries of the registrant

27                Financial data schedule