Form 10-Q
period 1998-08-29
PIEMONTE FOODS INC
filed 1998-11-20
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended August 29, 1998      Commission File 0-15696


                              PIEMONTE FOODS, INC.
             (Exact name of registrant as specified in its charter)


               South Carolina                           57-0626121
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation of organization)                 Identification)


              400 Augusta Street, Greenville, South Carolina 29601
                    (Address of principal executive offices)


        Registrant's telephone number, including area code:(864) 242-0424


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

               Yes      X         No
                   -------------     ---------


The number of shares of common stock outstanding as of September 30, 1998 was 1,543,294

                              PIEMONTE FOODS, INC.

                               INDEX TO FORM 10-Q


Part I      Financial Information

            Item 1.  Financial Statements, unaudited

                     Consolidated Balance Sheets - August 29, 1998, and May 30, 1998

                     Consolidated Statements of Operations for the First Quarter ended August 29, 1998, and August 30, 1997.

                     Consolidated Statements of Cash Flows for the First Quarter ended August 29, 1998, and August 30, 1997.

                     Notes to Consolidated Financial Statements

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II     Other Information

            Item 1.  Legal Proceedings

            Item 6.  Exhibits and Reports on Form 8-K


            Exhibit 27.  Financial data schedule

                              PIEMONTE FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                 Assets                                     August 29,1998     May 30, 1998
-------------------------------------------------------------------------------------------
Current Assets
     Cash & cash equivalents                                      $16,550        $184,009
     Accounts receivable, net                                     852,274       1,058,340
     Inventories                                                  837,659         662,904
     Prepaid expenses and other current assets                    144,205         121,135
-------------------------------------------------------------------------------------------
          Total Current Assets                                  1,850,688       2,026,388
-------------------------------------------------------------------------------------------

Property, Plant & Equipment, Net                                3,463,588       3,650,726

Deferred Charges, Intangible and Other Assets
     Excess of cost over fair value of net assets acquired         57,023          60,015

          Total Assets                                         $5,371,299      $5,737,129
===========================================================================================
    Liabilities and Stockholder's Equity
-------------------------------------------------------------------------------------------
Current Liabilities
     Current portion of long-term debt in default              $2,131,291      $2,131,291
     Accounts payable                                           2,075,414       2,127,017
     Accrued expenses                                             605,948         667,274
-------------------------------------------------------------------------------------------
       Total Current Liabilities                                4,812,653       4,925,582
-------------------------------------------------------------------------------------------
Stockholder's Equity
     Common Stock                                                  15,433          15,433
     Capital in excess of stated value of common stock          2,902,110       2,902,110
     Retained earnings (deficit)                               (2,358,897)     (2,105,996)
-------------------------------------------------------------------------------------------
       Total Stockholder's Equity                                 558,646         811,547
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                     $5,371,299      $5,737,129
===========================================================================================

See accompanying notes to Financial Statements

                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended August 29, 1998 and August 30, 1997

                                             FY 99        FY 98
-------------------------------------------------------------------
Net Sales                                  $3,404,428   $4,676,967

Operating Expenses
     Cost of Goods Sold                     2,682,393    3,668,561
     Selling, general and administrative      964,211    1,194,919
-------------------------------------------------------------------
          Total Operating Expenses          3,646,604    4,863,480
-------------------------------------------------------------------
Operating Loss                               (242,176)    (186,513)

Other Expenses
     Interest expense (net)                    45,238       43,851
     (Gain)/Loss on disposal of assets              0       (5,000)
     Other income                             (34,513)      (6,640)
-------------------------------------------------------------------
          Total Other Expenses                 10,725       32,211
-------------------------------------------------------------------
Income/(Loss) Before Income Taxes            (252,901)    (218,724)

Income Tax Benefit                                  0            0
-------------------------------------------------------------------
Net Loss                                    ($252,901)   ($218,724)
===================================================================

Average Number of Shares Outstanding        1,543,294    1,561,095

Net Loss Per Share                             ($0.16)      ($0.14)
===================================================================

See accompanying notes to Financial Statements

                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the three months ended August 29, 1998 and August 30, 1997

                                                            FY 99        FY 98
----------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net Income/(Loss)                                       ($252,901)   ($218,724)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                        190,130      170,319
        Decrease (increase) in:
          Receivables                                        206,066      396,909
          Inventories                                       (174,755)    (339,577)
          Prepaid expenses                                   (23,070)     (18,399)
        Increase (decrease) in:
          Accounts payable                                   (51,603)   1,126,799
          Accrued liabilities                                (61,326)     (91,280)
----------------------------------------------------------------------------------
Net cash used in operating activities                       (167,459)   1,026,047
----------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Purchases of property, plant and equipment                      0            0
   Proceeds from the sale of property, plant and equipment         0        8,680
----------------------------------------------------------------------------------
Net cash used in investing activities                              0        8,680
----------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Repayment of long-term debt                                     0   (1,099,048)
----------------------------------------------------------------------------------
Net cash provided by financing activities                          0   (1,099,048)
----------------------------------------------------------------------------------
Net increase/(decrease) in cash                             (167,459)     (64,321)

Cash, beginning of period                                    184,009      591,153
----------------------------------------------------------------------------------
Cash, end of period                                          $16,550     $526,832
----------------------------------------------------------------------------------

See accompanying notes to Financial Statements

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 29, 1998


NOTE 1 - PRINCIPLES OF CONSOLIDATION

            The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of August 29, 1998 and the related statements of operations and cash flows for the three month period then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

            The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            LIQUIDITY AND CAPITAL RESOURCES

            At August 29, 1998, working capital was a negative of $2.9 million, the same level as at the beginning of the quarter. This negative amount includes $2.1 million of long-term debt that is classified as a current liability. The Company has been unable to service its bank debt and has been in violation of certain covenants in its debt agreements.

            The Company has also been unable to meet its obligations to trade creditors in a normal and timely basis and is continuing negotiations with its creditors to reach agreements with respect to either discounting the obligations due creditors and/or delaying payment of such obligations. There can be no assurance that these negotiations will be successful and, if not, the Company would have to obtain additional capital or take other steps to continue its operations on a normal basis in light of its current shortage of working capital.

            Over the past year Piemonte eliminated certain unprofitable business lines and modified and corrected accounts that were unprofitable. The product line was simplified and the marketing of the core product lines was emphasized. The employees were reduced and personnel upgraded, including recruiting three new directors to the Board, each with specific expertise in marketing, sales and operations. Piemonte is now in a position to grow real unit volume of its core products through marketing and selling activity, new product introduction and strategically repositioning key products in the current product line. The losses of the last two years, however, have eroded capital. The last and critical step in the reformation process is to restore a level of capital sufficient to sustain operations. At the present time, however, there is no expectation of additional capital or refinancing of the existing bank debt. In an effort to consolidate operations and reduce overhead, the company's facility in Chicago will be closed effective November 30, 1998.

            RESULTS OF OPERATIONS

            Quarter Ended August 29, 1998 Compared to
            Quarter Ended August 30, 1997

            Revenues for the First Quarter were $3.4 million, 27% lower than last year. Most of the decline is attributable to two customers, one that bought a competitor of the Company and another that switched to that competitor as its supplier.

            Gross margin of 21% for the quarter was consistent with last year in spite of the revenue decline. The restructuring plan implemented in the Third Quarter last year, coupled with price adjustments and cost reductions kept costs in line. Selling, general and administrative expenses were also reduced as part of that restructuring plan.

            Overall, the loss of $242,901 for the quarter was 16% higher than the loss of $218,724 last year, due to the fact that cost reductions did not offset all of the margins lost by the revenue decline.

Part II     Item 1 Legal Proceedings
                   Virgil L. Clark v. Piemonte Foods, Inc. et al: On October 7, 1998, the Company's former CEO. Virgil L. Clark filed suit in the Court of Common Pleas, Greenville, South Carolina, claiming that the Company terminated his Employment Agreement on January 29, 1998 without cause. The lawsuit asks for the payment of wages, trebled, in the amount of $1,494,231; for actual and punitive damages in the amount of $2,000,000; and for interest, costs and attorney's fees. The Company intends to contest the suit vigorously.


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



                   PIEMONTE FOODS, INC.




Nov. 20, 1998      s/T. Patrick Costello
---------------    ---------------------------
Date               T. Patrick Costello
                   President and CEO