Form 10-Q
period 1998-11-28
PIEMONTE FOODS INC
filed 1999-01-20
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended November 28, 1998 Commission File 0-15696


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



                             Yes        X                  No
                                    -----------                  --------------




The number of shares of common stock outstanding as of December 31, 1998 was 1,545,176.

                              PIEMONTE FOODS, INC.

                               INDEX TO FORM 10-Q


Part I      Financial Information

            Item 1.  Financial Statements, unaudited

                        Consolidated Balance Sheets - November 28, 1998, and May 30, 1998

                        Consolidated Statements of Operations for the Second Quarter ended November 28, 1998, and November 29, 1997.

                        Consolidated Statements of Cash Flows for the Second Quarter ended November 28, 1998, and November 29, 1997.

                        Notes to Consolidated Financial Statements

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II     Other Information

            Item 1.  Legal Proceedings
            Item 5.  Other Information
            Item 6.  Exhibits and Reports on Form 8-K



            Exhibit 27.  Financial data schedule

                              PIEMONTE FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS



                            ASSETS                                                                Nov. 28,1998      May 30,1998
------------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash & cash equivalents                                                                               $3,629          $184,009
     Accounts receivable, net                                                                             851,454         1,058,340
     Inventories                                                                                          651,009           662,904
     Prepaid expenses and other current assets                                                             92,694           121,135
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                                          1,598,786         2,026,388
-----------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT & EQUIPMENT, NET                                                                        1,827,281         3,650,726

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
     Excess of cost over fair value of net assets acquired                                                      0            60,015
-----------------------------------------------------------------------------------------------------------------------------------

          TOTAL ASSETS                                                                                 $3,426,067        $5,737,129
===================================================================================================================================

                     LIABILITIES AND STOCKHOLDER'S EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
     Current portion of long-term debt in default                                                      $2,130,947        $2,131,291
     Accounts payable                                                                                   2,270,709         2,127,017
     Accrued expenses                                                                                     536,574           667,274
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                                        4,938,230         4,925,582
-----------------------------------------------------------------------------------------------------------------------------------



STOCKHOLDER'S EQUITY
     Common Stock                                                                                          15,452            15,433
     Capital in excess of stated value of common stock                                                  2,903,973         2,902,110
     Retained earnings (deficit)                                                                       (4,431,588)       (2,105,996)
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDER'S EQUITY                                                                      (1,512,163)          811,547
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                             $3,426,067        $5,737,129
====================================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 For the three months and six months ended November 28, 1998 and November 29, 1997




                                                                          Three Months                        Six Months
                                                                    FY 99             FY 98            FY 99             FY 98
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                           $3,061,822       $5,261,010        $6,466,250        $9,937,977

Operating Expenses
     Cost of Goods Sold                                              2,499,931        4,142,451         5,182,324         7,811,012
     Selling, general and administrative                               819,498        1,251,115         1,783,709         2,446,034
     Asset impairment loss (Note 2)                                  1,750,000                0         1,750,000                 0
------------------------------------------------------------------------------------------------------------------------------------
          Total Operating Expenses                                   5,069,429        5,393,566         8,716,033        10,257,046
------------------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                      (2,007,607)        (132,556)       (2,249,783)         (319,069)

Other Expenses
     Interest expense (net)                                            102,915           42,615           148,153            86,466
     (Gain)Loss on disposal of assets                                        0             (638)                0            (5,638)
     Other income                                                      (37,831)          (5,329)          (72,344)          (11,969)
------------------------------------------------------------------------------------------------------------------------------------
          Total Other Expenses                                          65,084           36,648            75,809            68,859
------------------------------------------------------------------------------------------------------------------------------------

Income(Loss) Before Income Taxes                                    (2,072,691)        (169,204)       (2,325,592)         (387,927)

Income Tax Benefit                                                           0           11,507                 0            11,507
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                           ($2,072,691)       ($157,697)      ($2,325,592)        ($376,421)
====================================================================================================================================


Average Number of Shares Outstanding                                 1,545,176        1,558,145         1,544,235         1,558,145


NET LOSS PER SHARE                                                      ($1.34)          ($0.10)           ($1.51)           ($0.24)
====================================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              For the three months and six months ended November 28, 1998 and November 29, 1997

                                                                         Three Months                         Six Months
                                                                    FY 99               FY 98          FY 99             FY 98
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income(Loss)                                                ($2,072,691)       ($157,697)      ($2,325,592)        ($376,421)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                   93,330          180,778           283,460           351,097
        Non-cash directors fees                                          1,882            8,750             1,882            15,500
        Asset impairment loss                                        1,600,000                0         1,600,000                 0
        Decrease (increase) in:
          Receivables                                                      820          (79,595)          206,886           317,314
          Inventories                                                  186,650          190,949            11,895          (148,628)
          Prepaid expenses                                              51,511              125            28,441           (18,274)
          Income tax refund                                                  0          415,572                 0           415,572
         Other assets                                                        0              976                 0               976
        Increase (decrease) in:
          Accounts payable                                             195,295           17,539           143,692         1,144,338
          Accrued liabilities                                          (69,718)         (62,769)         (131,044)         (160,799)
                                                                                                --
------------------------------------------------------------------------------------------------  ----------------------------------
Net cash provided by (used in) operating activities                    (12,921)         514,628          (180,380)        1,540,675
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                0          (39,769)                0           (39,769)
   Proceeds from the sale of property and equipment                          0           (3,042)                0             5,638
                                                                                                --
------------------------------------------------------------------------------------------------  ----------------------------------
Net cash provided by (used in) investing activities                          0          (42,811)          (34,131)          (34,131)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt                                               0          (85,714)                0        (1,184,762)
                                                                                                --
------------------------------------------------------------------------------------------------  ----------------------------------
Net cash provided by (used in ) financing activities                         0          (85,714)                0        (1,184,762)
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE(DECREASE) IN CASH                                         (12,921)         386,103          (180,380)          321,782

Cash, beginning of period                                               16,550          526,832           184,009           591,153
------------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                     $3,629         $912,935            $3,629          $912,935
------------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                November 28, 1998



NOTE 1 - PRINCIPLES OF CONSOLIDATION

            The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of November 28, 1998 and the related statements of operations and cash flows for the three month and six month periods then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

            The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

NOTE 2 - ASSET IMPAIRMENT LOSS

            As required by Statement of Financial Accounting Standards No. 121, the Company recorded an impairment loss on the long-lived assets of its Illinois and Indiana facilities. Management's evaluation of these assets indicated that the net realizable value was less than the carrying value of the assets. Accordingly, the Company recognized an asset impairment loss of $1,050,000 on the Illinois assets and $700,000 on the Indiana assets.

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            LIQUIDITY AND CAPITAL RESOURCES

            At November 28, 1998, working capital was a negative of $3.3 million compared to a negative $2.9 million at the beginning of the quarter. This negative amount includes $2.1 million of long-term debt that is classified as a current liability. The Company has been unable to service its bank debt and is in default on its debt agreements. In December, 1998 the Company and its lender agreed to a period of forebearance until March 15, 1999 to enable the Company to voluntarily liquidate certain assets, seek additional investment and otherwise obtain means to repay the debt in full by that date.

            As previously reported, the Company's facility in Chicago was closed in November, 1998. Equipment from that facility will be auctioned in January, 1999 and net proceeds applied to the bank debt. As part of the forebearance agreement the Company has also placed its Frankfort, Indiana facility for sale. Any resulting net proceeds will be applied to the bank debt. An asset impairment loss of $ 1.75 million was recorded during the quarter reducing the carrying value of those assets to net realizable value.

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

            Over the past year Piemonte eliminated certain unprofitable business lines and modified and corrected accounts that were unprofitable. The product line was simplified and the marketing of the core product lines was emphasized. The employees were reduced and personnel upgraded, including recruiting three new directors to the Board, each with specific expertise in marketing, sales and operations. Piemonte is now in a position to grow real unit volume of its core products through marketing and selling activity, new product introduction and strategically repositioning key products in the current product line. The losses of the last two years, however, have eroded capital. The last and critical step in the reformation process is to restore a level of capital sufficient to sustain operations. At the present time, however, there is no expectation of additional capital or refinancing of the existing bank debt. It is unlikely Piemonte can continue its business without such additional capital or refinancing.

            RESULTS OF OPERATIONS

            Quarter Ended November 28, 1998 Compared to
            Quarter Ended November 29, 1997

            Revenues for the Second Quarter were $3.1 million, 42% lower than last year. Most of the decline is attributable to two customers, one that bought a competitor of the Company and another that switched to that competitor as its supplier.

            Gross margin of 18% for the quarter was below the 21% of last year. The restructuring plan implemented in the Third Quarter last year, coupled with price adjustment and cost reductions, kept costs in line, though the decline in revenues did have a negative impact on overhead absorption. Selling, general and administrative expenses were also reduced as part of that restructing plan.

            The operating loss of $2.0 million includes a $1.75 million loss for the impairment of asset losses in Chicago and Frankfort. Excluding that, the $257,000 loss from operations was higher than the $133,000 loss last year due to margins lost by the decline in revenue. Interest expense was higher due to the unwinding of an interest rate swap.


            Six Months Ended November 28, 1998 Compared to
            Six Months Ended November 29, 1997

            Revenues for the six months were $ 6.5 million, a decline from $ 9.9 million last year, due to the loss of two significant customers.

            Gross margin for the six months of 20% was similar to the 21% last year, the difference being margin lost due to declining revenues.

            Operating losses for the six months, excluding the asset impairment loss, of $ 500,000 were higher than the $ 319,000 loss last year, due also to margins lost on declining sales.


            YEAR 2000 COMPLIANCE

            Subsequent to year-end, the Company changed software packages to a Y2K compliant package. The Company has not communicated with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Y2K issues. With the exception of utility and banking relationships, however, it is not anticipated that these relationships are material. Where practical, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Y2K ready. The effect, if any, on the Company's results of operations from the failure of such parties is not readily estimable.

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

            Item 5    Other Information

                      On December 21, 1998 the following management changes were made. Mr. T. Patrick Costello was elected Chairman of the Board. Mr. Costello had been CEO since January, 1998. Mr. Mark Fagan was elected President and CEO. Mr. Fagan has a marketing and general management background with Procter & Gamble and A T & T.

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





                                 PIEMONTE FOODS, INC.



1/19/99                          s/Mark Fagan
----------------------           ----------------------------------------------
Date                             Mark Fagan
                                 President and CEO