Form 10-Q/A
period 1998-08-29
PIEMONTE FOODS INC
filed 1999-01-22
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q
                                     AMENDED


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended August 29, 1998      Commission File 0-15696


                              PIEMONTE FOODS, INC.
             (Exact name of registrant as specified in its charter)


                    South Carolina                   57-0626121
            ------------------------------------------------------
            (State or other jurisdiction of        I.R.S. Employer
            incorporation of organization)         Identification


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



          Yes        X              No
              -----------------        --------------




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

          Item 1.  Legal Proceedings

          Item 6.  Exhibits and Reports on Form 8-K



          Exhibit 27.  Financial data schedule

                              PIEMONTE FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                          Assets                                                    August 29,1998        May 30, 1998
----------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash & cash equivalents                                                            $   16,550         $  184,009
     Accounts receivable, net                                                              852,274          1,058,340
     Inventories                                                                           837,659            662,904
     Prepaid expenses and other current assets                                             144,205            121,135
----------------------------------------------------------------------------------------------------------------------
          Total Current Assets                                                           1,850,688          2,026,388
----------------------------------------------------------------------------------------------------------------------

Property, Plant & Equipment, Net                                                         3,463,588          3,650,726

Deferred Charges, Intangible and Other Assets
     Excess of cost over fair value of net assets acquired                                  57,023             60,015

          Total Assets                                                                  $5,371,299         $5,737,129
======================================================================================================================

               Liabilities and Stockholder's Equity
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Current portion of long-term debt in default                                       $2,131,291         $2,131,291
     Accounts payable                                                                    2,075,414          2,127,017
     Accrued expenses                                                                      605,948            667,274
----------------------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                                         4,812,653          4,925,582
----------------------------------------------------------------------------------------------------------------------



Stockholder's Equity
     Common Stock                                                                           15,433             15,433
     Capital in excess of stated value of common stock                                   2,902,110          2,902,110
     Retained earnings (deficit)                                                        (2,358,897)        (2,105,996)
----------------------------------------------------------------------------------------------------------------------
       Total Stockholder's Equity                                                          558,646            811,547
----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholder's Equity                                              $5,371,299         $5,737,129
======================================================================================================================

See accompanying notes to Financial Statements

                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended August 29, 1998 and August 30, 1997





                                                                                          FY 99              FY 98
----------------------------------------------------------------------------------------------------------------------
Net Sales                                                                               $3,404,428         $4,676,967

Operating Expenses
     Cost of Goods Sold                                                                  2,682,393          3,668,561
     Selling, general and administrative                                                   964,211          1,194,919
----------------------------------------------------------------------------------------------------------------------
          Total Operating Expenses                                                       3,646,604          4,863,480
----------------------------------------------------------------------------------------------------------------------

Operating Loss                                                                            (242,176)          (186,513)

Other Expenses
     Interest expense (net)                                                                 45,238             43,851
     (Gain)/Loss on disposal of assets                                                           0             (5,000)
     Other income                                                                          (34,513)            (6,640)
----------------------------------------------------------------------------------------------------------------------
          Total Other Expenses                                                              10,725             32,211
----------------------------------------------------------------------------------------------------------------------

Income/(Loss) Before Income Taxes                                                         (252,901)          (218,724)

Income Tax Benefit                                                                               0                  0
----------------------------------------------------------------------------------------------------------------------

Net Loss                                                                                 ($252,901)         ($218,724)
======================================================================================================================


Average Number of Shares Outstanding                                                     1,543,294          1,561,095


Net Loss Per Share                                                                          ($0.16)            ($0.14)
======================================================================================================================

See accompanying notes to Financial Statements

                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the three months ended August 29, 1998 and August 30, 1997


                                                                                          FY 99              FY 98
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net Income/(Loss)                                                                     ($252,901)         ($218,724)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                                      190,130            170,319
        Decrease (increase) in:
          Receivables                                                                      206,066            396,909
          Inventories                                                                     (174,755)          (339,577)
          Prepaid expenses                                                                 (23,070)           (18,399)
        Increase (decrease) in:
          Accounts payable                                                                 (51,603)         1,126,799
          Accrued liabilities                                                              (61,326)           (91,280)
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     (167,459)         1,026,047
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Purchases of property, plant and equipment                                                    0                  0
   Proceeds from the sale of property, plant and equipment                                       0              8,680
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                            0              8,680
----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Repayment of long-term debt                                                                   0         (1,099,048)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                        0         (1,099,048)
----------------------------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash                                                           (167,459)           (64,321)

Cash, beginning of period                                                                  184,009            591,153
----------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                        $16,550           $526,832
----------------------------------------------------------------------------------------------------------------------


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

                Over the past year Piemonte eliminated certain unprofitable business lines and modified and corrected accounts that were unprofitable. The product line was simplified and the marketing of the core product lines was emphasized. The employees were reduced and personnel upgraded, including recruiting three new directors to the Board, each with specific expertise in marketing, sales and operations. Piemonte is now in a position to grow real unit volume of its core products through marketing and selling activity, new product introduction and strategically repositioning key products in the current product line. The losses of the last two years, however, have eroded capital. The last and critical step in the reformation process is to restore a level of capital sufficient to sustain operations. Management has before it certain preliminary plans involving outside investment in the Company. Management believes such a transaction would benefit the Company and its shareholders and is necessary for the Company to continue in business.

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

                YEAR 2000 COMPLIANCE

                Subsequent to year-end the Company changed software packages to a Y2K compliant package. The Company has not communicated with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Y2K issues. With the exception of utility and banking relationships, however, it is not anticipated that these relationships are material. Where practical, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Y2K ready. The effect, if any, on the Company's results of operations from the failure of such parties is not readily estimable.

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





                            PIEMONTE FOODS, INC.




Jan. 20, 1999               /s/Mark Fagan
---------------------       ---------------------------------------
Date                        Mark Fagan
                            President and CEO