Form 10-Q
period 1999-02-27
PIEMONTE FOODS INC
filed 1999-04-14
CIK 813765

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended February 27, 1999 Commission File 0-15696


                              PIEMONTE FOODS, INC.
             (Exact name of registrant as specified in its charter)


               South Carolina                          57-0626121
               --------------------------------------------------
       (State or other jurisdiction of                 I.R.S. Employer
        incorporation of organization)                 Identification


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



                                     Yes       X              No
                                            --------              -------------




               The number of shares of common stock outstanding as of February 27, 1999 was 1,545,176.

                              PIEMONTE FOODS, INC.

                               INDEX TO FORM 10-Q


Part I    Financial Information

          Item 1.  Financial Statements, unaudited

                   Consolidated Balance Sheets - February 27, 1999, and May 30, 1998.

                   Consolidated Statements of Operations for the Third Quarter ended February 27, 1999, and February 28, 1998.

                   Consolidated Statements of Cash Flows for the Third Quarter ended February 27, 1999, and February 28, 1998.

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

Part II   Other Information

          Item 1.  Legal Proceedings
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K



          Exhibit 27.  Financial data schedule

                              PIEMONTE FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                      ASSETS                                                     Feb. 27, 1999  May 30,1998
-------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash & cash equivalents                                                          $11,401       $184,009
     Accounts receivable, net                                                         657,151      1,058,340
     Inventories                                                                      432,406        662,904
     Prepaid expenses and other current assets                                         36,549        121,135
-------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                      1,137,507      2,026,388
-------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT & EQUIPMENT, NET                                                    1,620,391      3,650,726

DEFERRED CHARGES, INTANGIBLE AND OTHER ASSETS
     Excess of cost over fair value of net assets acquired                                  0         60,015
-------------------------------------------------------------------------------------------------------------

          TOTAL ASSETS                                                             $2,757,898     $5,737,129
=============================================================================================================

              LIABILITIES AND STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
     Current portion of long-term debt in default                                  $2,028,947     $2,131,291
     Accounts payable                                                               2,153,650      2,127,017
     Accrued expenses                                                                 343,378        667,274
-------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                    4,525,975      4,925,582
-------------------------------------------------------------------------------------------------------------



STOCKHOLDER'S EQUITY
     Common Stock                                                                      15,451         15,433
     Capital in excess of stated value of common stock                              2,903,973      2,902,110
     Retained earnings (deficit)                                                   (4,697,249)    (2,105,996)
-------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDER'S EQUITY                                                  (1,777,825)       811,547
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $2,748,150     $5,737,129
=============================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the three months and nine months ended
                    February 27, 1999 and February 28, 1998

                                                          Three Months                   Nine Months
                                                       FY 99         FY 98          FY 99          FY 98
-------------------------------------------------------------------------------------------------------------
NET SALES                                             $2,491,476    $4.645,808     $8,957,996    $14,583,786

Operating Expenses
     Cost of Goods Sold                                2,196,298     4,051,643      7,378,891     11,864,971
     Selling, general and administrative                 695,086     1,698,408      2,478,795      4,144,442
     Asset impairment loss (Note 2)                      452,433             0      2,202,433              0
-------------------------------------------------------------------------------------------------------------
          Total Operating Expenses                     3,343,817     5,750,051     12,060,119     16,009,413
-------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                          (852,341)   (1,104,243)    (3,102,123)    (1,425,627)

Other Expenses
     Interest expense (net)                               61,325        41,036        209,478        127,502
     (Gain)Loss on disposal of assets                      4,522         5,528         84,890         22,886
     Other income                                         (9,186)            0              0              0
-------------------------------------------------------------------------------------------------------------
          Total Other Expenses                            56,661        46,564        294,368        150,388
-------------------------------------------------------------------------------------------------------------

Income(Loss) Before Income Taxes                        (909,002)   (1,150,807)    (3,396,491)    (1,576,015)

Income Tax Benefit                                             0       (28,462)           330        (39,969)
-------------------------------------------------------------------------------------------------------------

NET LOSS                                               ($909,002)  ($1,179,269)   ($3,396,161)   ($1,615,984)
=============================================================================================================


Average Number of Shares Outstanding                   1,545,176     1,558,145      1,544,235      1,558,145


NET LOSS PER SHARE                                        ($0.59)       ($0.10)        ($1.51)        ($0.24)
=============================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              PIEMONTE FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the three months and nine months ended February
                         27, 1999 and February 28, 1998

                                                            Three Months                 Nine Months
                                                       FY 99            FY 98       FY 99          FY 98
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income(Loss)                                    ($449,017)  ($1,113,853)   ($2,774,609)   ($1,490,274)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                     82,601       171,697        366,061        522,794
        Non-cash directors fees                                0        12,750          1,882         28,250
        Asset impairment loss                            452,433             0      2,202,433              0
        Decrease (increase) in:
          Receivables                                    224,303       (32,121)       431,189        285,193
          Inventories                                    304,396       211,768        316,291         63,141
          Prepaid expenses                                41,007       (41,700)        52,992        (59,974)
          Income tax refund                                    0             0              0        415,572
         Other assets                                          0          (976)             0              0
        Increase (decrease) in:
          Accounts payable                               (87,059)      215,969         56,633      1,360,307
          Accrued liabilities                           (132,861)      379,059       (263,905)       218,260
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities      435,803      (197,406)       388,967      1,343,269
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                  0        13,717              0        (26,052)
   Proceeds from the sale of property and equipment       (5,923)            0              0          5,638
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       (5,923)       13,717              0        (20,414)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt                           102,000       (94,200)             0     (1,278,962)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in ) financing activities     102,000       (94,200)             0     (1,278,962)
-------------------------------------------------------------------------------------------------------------

NET INCREASE(DECREASE) IN CASH                            25,980      (277,889)      (154,400)        43,893

Cash, beginning of period                                (14,579)      912,935        169,430        591,153
-------------------------------------------------------------------------------------------------------------

Cash, end of period                                      $11,401      $635,046        $15,030       $635,046
-------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      PIEMONTE FOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               February 27, 1999



NOTE 1 - PRINCIPLES OF CONSOLIDATION

          The accompanying financial statements include the accounts of Piemonte Foods, Inc. and its wholly-owned subsidiaries, Piemonte Foods of Indiana, Inc. and Origena, Inc. The consolidated balance sheet as of February 27, 1999 and the related statements of operations and cash flows for the three month and nine month periods then ended are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

          The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's annual financial statements and notes.

NOTE 2 - ASSET IMPAIRMENT LOSS

          As required by Statement of Financial Accounting Standards No. 121, the Company recorded an impairment loss on the long-lived assets of its Illinois facility. Management's evaluation of these assets indicated that the net realizable value was less than the carrying value of the assets. Accordingly, the Company recognized an asset impairment loss of $452,433 on the Illinois assets.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

          At February 27, 1999 working capital was a negative of $3.4 million compared to a negative $3.3 million at the beginning of the quarter. This negative amount includes $2.0 million of long-term debt that is classified as a current liability. The Company has been unable to service its bank debt and is in default on its debt agreements. In January, 1999 the Company and its lender agreed to a period of forebearance until May 31, 1999 to enable the Company to voluntarily liquidate certain assets, seek additional investment and otherwise obtain means to repay the debt in full by that date.

          As previously reported, the Company's facility in Chicago was closed in November, 1998. Equipment from that facility was auctioned in January, 1999 and net proceeds applied to the bank debt. As part of the forebearance agreement the Company has also placed its Frankfort, Indiana facility for sale. Any resulting net proceeds will be applied to the bank debt. An asset impairment loss of $452,433 was recorded during the quarter reducing the carrying value of those assets to net realizable value.

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

          Over the past year Piemonte eliminated certain unprofitable business lines and modified and corrected accounts that were unprofitable. The product line was simplified and the marketing of the core product lines was emphasized. The employees were reduced and personnel upgraded, including recruiting a new President and CEO with specific expertise in marketing, sales and General Management. Piemonte is now in a position to grow real unit volume of its core products through marketing and selling activity, new product introduction and strategically repositioning key products in the current product line. The losses of the last two years, however, have eroded capital. The last and critical step in the reformation process is to restore a level of capital sufficient to sustain operations. At the present time, however, there is no expectation of additional capital or refinancing of the existing bank debt. It is unlikely Piemonte can continue its business without such additional capital or refinancing.

          RESULTS OF OPERATIONS

          Quarter Ended February 27, 1999 Compared to
          Quarter Ended February 28, 1998

          Revenues for the Third Quarter were $2.5 million, 46% lower than last year. Most of the decline is attributable to two customers. One that switched from Piemonte's "Component Pizza" Program, reducing their labor costs and improving margin. The second customer stopped purchasing value added product from Piemonte, switching to direct purchase from the manufacturer.

          Gross margin of 13% for the quarter was same as the 13% of last year. The restructuring plan implemented in the Third Quarter last year, coupled with price adjustment and cost reductions, kept costs in line, though the decline in revenues did have a negative impact on overhead absorption. Selling, general and administrative expenses were also reduced as part of that restructing plan.

          The operating loss of $852,341 includes a $452,433 loss for the impairment of asset losses in Chicago. Excluding that, the $399,908 loss from operations was lower than the $1,104,243 loss last year due to significant reductions in SG&A expenses.



          Nine Months Ended February 27, 1999 Compared to
          Nine Months Ended February 28, 1998

          Revenues for the nine months were $9.0 million, a decline from $14.6 million last year, due to the loss of two more significant customers.

          Gross margin for the nine months of 18% was lower than the 19% last year, the difference being margin lost due to declining revenues.

          Operating losses for the nine months of $3,102,123 includes the asset impairment loss of $2,202,433. Excluding that, the $899,690 loss from operations was lower than the $1,425,627 loss last year, due to significant reductions in SG&A expenses.


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

Part II   Item 1  Legal Proceedings
                  Virgil L. Clark v. Piemonte Foods, Inc. et al: On October 7, 1998, the Company's former CEO. Virgil L. Clark filed suit in the Court of Common Pleas, Greenville, South Carolina, claiming that the Company terminated his Employment Agreement on January 29, 1998 without cause. The lawsuit asks for the payment of wages, trebled, in the amount of $1,494,231; for actual and punitive damages in the amount of $2,000,000; and for interest, costs and attorney's fees. The Company filed counterclaims and a motion for dismissal based on Interragatories from Discovery.

          Item 5  Other Information

                  Positions unrelated to company performance were eliminated to further reduce SG&A expenses.





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





                           PIEMONTE FOODS, INC.



4/13/99                    s/Mark Fagan
------------------         --------------------------------------
Date                       Mark Fagan
                           President and CEO